Form 10-Q
period 2009-09-30
CreXus Investment Corp.
filed 2009-11-06
CIK 1467027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2009

OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _________________

COMMISSION FILE NUMBER:  1-13447

CREXUS INVESTMENT CORP.
(Exact name of Registrant as specified in its Charter)

MARYLAND	26-2652391
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1211 AVENUE OF THE AMERICAS, SUITE 2902
NEW YORK, NEW YORK
(Address of principal executive offices)

10036
 (Zip Code)

(646) 829-0160
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at November 4, 2009
Common Stock, $.01 par value	18,120,112

CREXUS INVESTMENT CORP.
FORM 10-Q

i

PART I.                      FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENT:

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

September 30, 2009
Assets:	(unaudited)
Cash and cash equivalents	$259,615
Accrued interest receivable	7
Other assets	530
Total assets	$260,152

Liabilities:
Accounts payable and other liabilities	$3,091
Investment management fees payable to affiliate	32
Total liabilites	3,123

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Common stock, par value $0.01 per share, 1,000,000,000
shares authorized, and 18,120,112 shares
issued and outstanding, respectively	181
Additional paid-in-capital	257,144
Accumulated deficit	(296)
Total stockholders' equity	257,029
Total liabilities and stockholders' equity	$260,152

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in thousands, except share and per share data)
(unaudited)

For the Period Since Inception through September 30, 2009
Net Interest Income:
Interest income	$7
Net interest income	7
7
Other expenses:
Management fee	32
General and administrative expenses	269
Total other expenses	301
7
Income (loss) before income taxes	(294)
7
Income tax	1
7
Net income (loss):	$(295)
Net income (loss) per share-basic and diluted	$(0.02)
Weighted average number of shares outstanding-basic and diluted	18,120,112
Comprehensive income (loss):
Net income (loss)	$(295)

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)

			Accumulated
	Common	Additional	Other
	Stock Par	Paid-in	Comprehensive	Accumulated
	Value	Capital	Loss	Deficit	Total
Balance, September 22, 2009	$2	$10	$0	$(1)	$11
Net loss	-	-	-	(295)	(295)
Proceeds from common stock
public offering	134	189,128	-	-	189,262
Proceeds from common stock
private offering to affiliate	45	67,871	-	-	67,916
Proceeds from restricted stock
grants	-	135	-	-	135
Balance, September 30, 2009	$181	$257,144	$-	$(296)	$257,029

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)
(unaudited)
For the Period Since Inception through September 30, 2009

Cash Flows From Operating Activites:
Net loss	$(295)
Restricted stock grants	135
Changes in operating assets:
Increase in accrued interest receivable	(7)
Increase in other assets	(530)
Changes in operating liabilities:
Increase in accounts payable and other liabilities	3,091
Increase in investment management fee payable to affiliate	32
Net cash provided by operating activities	2,426
Cash Flows From Investing Activities:
Net cash used in investing activities	-
Cash Flows From Financing Activities:
Net proceeds from common stock offerings	257,178
Net proceeds from direct purchases of common stock	(38)
Net cash provided by financing activities	257,140
Net increase in cash and cash equivalents	259,566
Cash and cash equivalents at beginning of period	49
Cash and cash equivalents at end of period:	$259,615

Supplemental disclosure of cash flow information:
Interest paid	$-
Taxes paid	$-

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2009
 (Unaudited)

1.   Organization

CreXus Investment Corp. (“Company”) was organized in Maryland on January 23, 2008.  The Company commenced operations on September 22, 2009 when it completed its initial public offering.  The Company intends to acquire an investment portfolio of commercial real estate loans and commercial mortgage backed securities (“CMBS”) and will elect to be taxed as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  As a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met. The Company’s wholly-owned subsidiaries, CreXus S Holdings, LLC and CreXus F Asset Holdings LLC, are qualified REIT subsidiaries.  Annaly Capital Management, Inc. (“Annaly”) owns approximately 25.0% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

2.  Summary of the Significant Accounting Policies

(a) Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements.  Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”). The consolidated interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows have been included.   The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.  The consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, CreXus S Holdings LLC and CreXus F Asset Holdings LLC.  All intercompany balances and transactions have been eliminated.

(b) Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and the money market account with original maturity less than 90 days.

(c) Reserve for Possible Credit Losses
The expense for possible credit losses in connection with debt investments is the charge to earnings to increase the allowance for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, the Company will establish the provision for possible credit losses by category of asset. When it is probable that the Company will be unable to collect all amounts contractually due, the account is considered impaired.

Where impairment is indicated, a valuation write-down or write-off will be measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral will be charged to the allowance for credit losses.

(d) Income Taxes
The Company intends to qualify to be taxed as a REIT, and therefore it generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met.  If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost.  Further the Company will conduct continuing analysis on a quarterly basis as required under ASC 740 in an effort to identify any tax positions taken by the Company that are not “more-likely-than-not” to be upheld under review by the Internal Revenue Service.

 (e) Net Loss per Share
The Company calculates basic net income (loss) per share by dividing net income (loss) for the period by the weighted-average shares of its common stock outstanding for that period.  Diluted net income (loss) per share takes into account the effect of dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.  The Company had no potentially dilutive securities outstanding during the periods presented.

(f) Stock-Based Compensation
The Company accounts for stock-based compensation using fair value based methods which require the Company to measure the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty's performance is complete.  Compensation expense related to grants of stock and stock options will be recognized over the vesting period of such grants based on the estimated fair value on the grant date.

 (g) Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in reporting period. Actual results could differ from those estimates.

(h) Recent Accounting Pronouncements

General Principles

Generally Accepted Accounting Principles (ASC 105)

In June 2009, the Financial Accounting Standards Board (FASB) issued The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Codification) which revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles (GAAP).  The objective of the Codification is to establish the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB.  Codification is effective for the Company for this September 30, 2009 Form 10-Q.  In adopting the Codification, all non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  Codification requires any references within the Company’s consolidated financial statements be modified from FASB issues to ASC.  However, in accordance with the FASB Accounting Standards Codification Notice to Constituents (v 2.0), the Company will not reference specific sections of the ASC but will use broad topic references.

The Company’s recent accounting pronouncements section has been formatted to reflect the same organizational structure as the ASC.  Broad topic references will be updated with pending content as it is released.

Assets

Investments in Debt and Equity Securities (ASC 320)

New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities, as well as beneficial interests in securitized financial assets, in financial statements.  This was as a result of the Securities and Exchange Commission (“SEC”) mark-to-market study mandated under the Emergency Economic Stabilization Act of 2008 (“EESA”).  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The new guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the entity had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether the entity has the “intent to sell the debt security or, more likely than not, will be required to sell the debt security before its anticipated recovery.”  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  If the entity does not intend to sell the debt security, nor will be required to sell the debt security prior to its anticipated recovery, the credit loss, if any, will be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in Other Comprehensive Income/(Loss) (“OCI”).  If the entity intends to sell the security, or will be required to sell the security before its anticipated recovery, the full OTTI will be recognized in the statement of earnings.

Other-than-temporary impairment has occurred if there has been an adverse change in future estimated cash flows and its impact reflected in current earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.   The objective of other-than-temporary impairment analysis is to determine whether it is probable that the holder will realize some portion of the unrealized loss on an impaired security.  Factors to consider when making other-than-temporary impairment decision include information about past events, current conditions, reasonable and supportable forecasts, remaining payment terms, financial condition of the issuer, expected defaults, value of underlying collateral, industry analysis, sector credit rating, credit enhancement, and financial condition of guarantor.  The Company’s commercial mortgage-backed securities (“CMBS”) and Agency residential mortgage-backed securities (“RMBS”) investments fall under this guidance and as such, the Company will assess each security for other-than-temporary impairments based on estimated future cash flows.

Broad Transactions

Consolidation (ASC 810)

On January 1, 2009, FASB amended the guidance concerning, non-controlling interests in consolidated financial statements. This guidance requires the Company to classify non-controlling interests (previously referred to as “minority interest”) as part of consolidated net income and to include the accumulated amount of non-controlling interests as part of stockholders’ equity. Similarly, in its presentation of stockholders’ equity, the Company distinguishes between equity amounts attributable to controlling interest and amounts attributable to the non-controlling interests – previously classified as minority interest outside of stockholders’ equity. For the period ended September 30, 2009, the Company does not have any consolidated non-controlling interests. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to non-controlling interests; specifically, increases and decreases in its controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are re-measured with the gain or loss reported in net earnings.

The accounting standards governing consolidation were amended in June 2009, to be effective beginning January 1, 2010.  This amendment will update the existing standard and eliminate the exemption from consolidation of a Qualified Special Purpose Entity (“QSPE”).    The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update required enhanced disclosures to provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  Further, ongoing assessments of whether an enterprise is the primary beneficiary on a VIE are required.  The Company is currently not affected by this update but will assess the effect the update will have on future financial reporting.

Derivatives and Hedging (ASC 815)

Effective January 1, 2009, the FASB issued guidance attempting to improve the transparency of financial reporting by mandating the provision of additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This guidance changed the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To adhere to this guidance, qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements must be made.  This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage.  The Company is currently not engaged in any derivative or hedging activity and does not intend to elect hedge accounting at this time; however,  it will comply with all disclosure requirements set forth by the FASB concerning derivatives and hedging when applicable.

Fair Value Measurements and Disclosures (ASC 820)

In response to the deterioration of the credit markets, FASB issued guidance clarifying how Fair Value Measurements should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data do not exist.  It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.   It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets.  The guidance was effective upon issuance including prior periods for which financial statements had not been issued

In October 2008, the EESA was signed into law.  Section 133 of the EESA mandated that the SEC conduct a study on mark-to-market accounting standards.  The SEC provided its study to the U.S. Congress on December 30, 2008.  Part of the recommendations within the study indicated that “fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets”.  As a result of this study and the recommendations therein, on April 9, 2009, the FASB issued additional guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  The guidance gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value.  The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.

In August 2009, FASB provided further guidance (ASU 2009-05 Measuring Liabilities at Fair Value) regarding the fair value measurement of liabilities.  The guidance states that a quoted price for the identical liability when traded as an asset in an active market is a Level 1 fair value measurement.  If the value must be adjusted for factors specific to the liability, then the adjustment to the quoted price of the asset shall render the fair value measurement of the liability a lower level measurement.  This guidance is effective for the Company on October 1, 2009.  At this time, the Company continues to evaluate the effect of this update on future financial reporting.

Financial Instruments (ASC 821-10-50)

On April 9, 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

Subsequent Events (ASC 855)

General standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued were established in May 2009.  ASC 855 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date.  The Company evaluated subsequent events through November 4, 2009 of this Quarterly Report on Form 10-Q.

Transfers and Servicing (ASC 860-10-50)

The accounting standards governing the transfer and servicing of financial assets were amended in June 2009, to be effective beginning January 1, 2010.  This amendment will update the existing standard and eliminate the concept of a Qualified Special Purpose Entity (“QSPE”); clarify the surrendering of control to effect sale treatment; and modify the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defines the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest.  At this time, the Company continues to evaluate the effect of this update on future financial reporting.

3.  Fair Value Measurements

ASC 820 Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets and liabilities in active markets.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 – inputs to the valuation methodology are unobservable and significant to fair value.

The following discussion describes the methodologies to be utilized by the Company to fair value its financial instruments by instrument class.

Short-term Instruments
The carrying value of cash and cash equivalents, accrued interest receivable, dividends payable, accounts payable, and accrued interest payable generally approximates estimated fair value due to the short term nature of these financial instruments.

CMBS and RMBS
The Company will determine the fair value of its investment securities utilizing a pricing model that incorporates such factors as coupon, prepayment speeds, weighted average life, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, expected losses, expected default severity, credit enhancement, and other pertinent factors.  Management will review the fair values generated by the model to determine whether prices are reflective of the current market.  Management will perform a validation of the fair value calculated by the pricing model by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services.

During times of market dislocation, as has been experienced for some time, the observability of prices and inputs can be reduced for certain instruments.  If dealers or independent pricing services are unable to provide a price for an asset, or if the price provided by them is deemed unreliable by the Company, then the asset will be valued at its fair value as determined in good faith by the Company.  In addition, validating third party pricing for the Company’s investments may be more subjective as fewer participants may be willing to provide this service to the Company.  Illiquid investments typically experience greater price volatility as a ready market does not exist.  As fair value is not an entity specific measure and is a market based approach which considers the value of an asset or liability from the perspective of a market participant, observability of prices and inputs can vary significantly from period to period.  A condition such as this can cause instruments to be reclassified from Level 1 to Level 2 or Level 2 to Level 3 when the Company is unable to obtain third party pricing verification.

If at the valuation date, the fair value of an investment security is less than its amortized cost at the date of the consolidated statement of financial condition, the Company will analyze the investment security for other-than-temporary impairment.  Management will evaluate the Company’s CMBS and RMBS for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration will be given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the intent of the Company to sell the investment prior to recovery in fair value (3) whether the Company will be more likely than not required to sell the investment before the expected recovery, (4) and the expected future cash flows of the investment in relation to its amortized cost.  Unrealized losses on assets that are considered other-than-temporary impairments will be recognized in income and the cost basis of the assets adjusted.

Securitized Loans Held for Investment
The Company will record securitized loans held for investment when it securitizes or re-securitizes assets and records the transaction as a “financing” pursuant to ASC 860 Transfers and Servicing  the Company will carry securitized loans held for investment at principal value, plus premiums or less discounts paid, less an allowance for loan losses.  The Company will fair value its securitized loans held for investment by estimating future cash flows of the underlying assets.  The Company will model each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and greater economy.

Repurchase Agreements
The Company will record repurchase agreements at their contractual amounts including accrued interest payable.  Repurchase agreements are collateralized financing transactions the Company could use to acquire investment securities.  Due to the short term nature of these financial instruments the Company will estimate the fair value of these repurchase agreements to be the contractual obligation plus accrued interest payable at maturity.

Securitized Debt
The Company will record securitized debt for certificates or notes sold in securitization or re-securitization transactions treated as “financings” pursuant to ASC 860 Transfers and Servicing.  The Company will carry securitized debt at the principal balance outstanding on non-retained notes associated with its securitized loans held for investment plus premiums or discounts recorded with the sale of the notes to third parties.  The premiums or discounts associated with the sale of the notes or certificates will be amortized over the life of the instrument.  The Company fair values the securitized debt by estimating the future cash flows associated with underlying assets collateralizing the secured debt outstanding.  The Company will model each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and greater economy.

Any changes to the valuation methodology will be reviewed by management to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent the Company will continue to refine its valuation methodologies. The methods used may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The Company will use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

4.  Common Stock

On September 17, 2009, the Company announced the sale of 13,333,334 shares of common stock at $15.00 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $189.4 million.  Concurrently with the sale of these shares Annaly purchased 4,527,778 shares at the same price per share as the public offering, for proceeds of approximately $67.9 million.  These sales were completed on September 22, 2009.  In all, the Company raised net proceeds of approximately $257.3 million in these offerings.

On September 30, 2009, the Company issued 9,000 shares of restricted common stock in accordance to the equity incentive plan.

On September 15, 2009, the Company repurchased 750,000 shares of common stock at $0.05 per share for $37,500.

There was no preferred stock issued or outstanding as of September 30, 2009.

5.  Equity Incentive Plan

The Company has adopted an equity incentive plan to provide incentives to our independent directors, employees of FIDAC and its affiliates, including Annaly, and other service providers to stimulate their efforts toward our continued success, long-term growth and profitability and to attract, reward and retain personnel.  The equity incentive plan is administered by the compensation committee of our board of directors.  Unless terminated earlier, our equity incentive plan will terminate in 2019, but will continue to govern unexpired awards.  Our equity incentive plan provides for grants of restricted common stock and other equity-based awards up to an aggregate amount, at the time of the award, of (i) 2.5% of the issued and outstanding shares of our common stock on a fully diluted basis and including shares sold to Annaly concurrently with our initial public offering at the time of the award less (ii) 250,000 shares, subject to an aggregate ceiling of 25,000,000 shares available for issuance under the plan.  The Company has issued 9,000 shares of restricted stock under the equity incentive plan to its independent directors, which vested immediately.

6.  Income Taxes

As a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met.  During the period ended September 30, 2009, the Company recorded an income tax expense related to state taxes of $1,000 and no income tax expense related to federal tax liabilities on undistributed income.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.

7.  Credit Risk and Interest Rate Risk

The Company's primary components of market risk will be credit risk and interest rate risk.  The Company will be subject to credit risk in connection with its investments in commercial mortgage loans and credit sensitive mortgage-backed securities.  When the Company assumes credit risk, it will attempt to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities.  The Company will be subject to interest rate risk, primarily in connection with its investments in CMBS, commercial mortgage loans, RMBS and borrowings under repurchase agreements.  The Company will attempt to manage credit risk through pre-acquisition due diligence processes including, but not limited to, analysis of the sponsor/borrower, the structure of the investment, property information including tenant composition, the property’s historical operating performance and evaluation of the market in which the property is located.  These factors are considered to be important indicators of credit risk.

8.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, a wholly-owned subsidiary of Annaly, which provides for an initial term through December 31, 2013 with an automatic one-year extension option and subject to certain termination rights.  The Company pays FIDAC a quarterly management fee equal to 0.50% per annum for the first twelve months following the commencement of operations, 1.00% per annum for the period after the first twelve months through the eighteenth month following the commencement of operations, and 1.50% per annum after the first eighteen months following the commencement of operations, calculated quarterly, of our stockholders’ equity (as defined in the management agreement) of the Company.  Management fees accrued and subsequently paid to FIDAC for the quarter ending September 30, 2009 were $31,643.

Upon termination without cause, the Company will pay FIDAC a termination fee.  The Company may also terminate the management agreement with 30-days’ prior notice from the Company’s board of directors, without payment of a termination fee, for cause or upon a change of control of Annaly or FIDAC, each as defined in the management agreement.  FIDAC may terminate the management agreement if the Company or any of its subsidiaries become required to register as an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act, with such termination deemed to occur immediately before such event, in which case the Company would not be required to pay a termination fee.  FIDAC may also decline to renew the management agreement by providing the Company with 180-days written notice, in which case the Company would not be required to pay a termination fee.

The Company is obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, the management agreement permits FIDAC to require the Company to pay for its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC incurred in the operation of the Company.  These expenses are allocated between FIDAC and the Company based on the ratio of the Company’s proportion of gross assets compared to all remaining gross assets managed by FIDAC as calculated at each quarter end.   FIDAC and the Company will modify this allocation methodology, subject to the Company’s board of directors’ approval if the allocation becomes inequitable (i.e., if the Company becomes very highly leveraged compared to FIDAC’s other funds and accounts).  FIDAC has waived its right to request reimbursement from the Company of these expenses until such time as it determines to rescind that waiver.

Annaly purchased shares of stock at the same price per share paid by other investors in the Company’s public offering and owns 25% of the Company’s outstanding shares as an equity investment.

On May 21, 2008, the Company issued 1,000,000 shares of its common stock to certain FIDAC’s officers and employees for an aggregate purchase price of $50,000. On September 15, 2009, the Company repurchased 750,000 shares of common stock from existing holders on a pro rata basis at the initial per share purchase price. Each of these officers and employees has agreed to a three year lock-up with the Company, subject to termination upon the termination of the management agreement, with respect to those shares of our common stock.

9.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  Management is not aware of any reported or unreported contingencies at September 30, 2009.

The Company has agreed to pay the underwriters of its initial public offering $0.15 per share for each share sold in the initial public offering if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of this offering our Core Earnings (as described below) for any such four-quarter period exceeds an 8% performance hurdle rate (as described below).  The performance hurdle rate will be met if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the Company’s initial public offering its Core Earnings for any such four-quarter period exceeds the product of (x) the weighted average of the issue price per share of all public offerings of its common stock, multiplied by the weighted average number of shares outstanding (including any restricted stock units, any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans) in such four-quarter period and (y) 8%.  Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets), any unrealized gains, losses or other non-cash items recorded for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between FIDAC and the Company’s independent directors and after approval by a majority of the Company’s independent directors.

10.   Subsequent Events

On October 9, 2009, the Company formed CreXus TALF Holdings LLC, a wholly owned subsidiary, for the purpose of seeking non-recourse financings under the Term Asset-Backed Securities Loan Facility, or the TALF.  CreXus TALF Holdings LLC has not engaged in any borrowings under the TALF program to date and there can be no assurance that the Company will be eligible to participate in the TALF program or, if it is eligible, that it will be able to utilize the TALF program successfully or at all.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ “will,” or similar expressions, we intend to identify forward-looking statements.  Statements regarding the following subjects, among others, are forward-looking by their nature:
•	our business and strategy; our projected financial and operating results;

•	our ability to obtain and maintain financing arrangements and the terms of such arrangements;

•	general volatility of the markets in which we acquire assets;

•
the implementation, timing and impact of, and changes to, various government programs, including the Treasury’s plan to buy U.S. government agency residential mortgage-backed securities, the Term Asset-Backed Securities Loan Facility and the Public-Private Investment Program;

•	our expected assets;

•	changes in the value of our assets;

•	interest rate mismatches between our assets and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates; effects of interest rate caps on our adjustable-rate assets;

•	rates of default or decreased recovery rates on our assets;

•	prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

•	availability of opportunities in real estate-related and other securities; availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition;

•	market trends in our industry, interest rates, the debt securities markets or the general economy;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and

•	our ability to maintain our qualification as a REIT for federal income tax purposes.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in registration statement on Form S-11 (Commission File No. 333- 160254) , as amended, filed with the Securities and Exchange Commission which is available on the Securities and Exchange Commission’s website at www.sec.gov, and additional risk factors set forth in this Form 10-Q.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a specialty finance company that will acquire, manage, and finance, directly or through our subsidiaries, commercial mortgage loans and other commercial real estate debt, commercial mortgage-backed securities, or CMBS, and other commercial real estate-related assets.  We expect that the commercial real estate loans we acquire will be high quality fixed and floating rate first mortgage loans secured by commercial properties.  We may also acquire subordinated commercial mortgage loans and mezzanine loans.  We intend to acquire CMBS which are rated AAA through BBB as well as CMBS that are below investment grade or are non-rated.  The other commercial real estate-related securities and other commercial real estate asset classes will consist of debt and equity tranches of commercial real estate collateralized debt obligations, or CRE CDOs, loans to real estate companies including real estate investment trusts, or REITs, and real estate operating companies, or REOCs, commercial real estate securities and commercial real property.  In addition, to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act, we expect to acquire residential mortgage-backed securities, or RMBS, for which a U.S. Government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, guarantees payments of principal and interest on the securities.  We refer to these securities as Agency RMBS.  We refer to Ginnie Mae, Fannie Mae, and Freddie Mac collectively as the Agencies.

We are externally managed by Fixed Income Discount Advisory Company, which we refer to as FIDAC.

We intend to qualify to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending on December 31, 2009.  Our targeted asset classes and the principal investments we expect to make in each are as follows:

•	Commercial real estate loans, consisting of:

o	First Mortgage loans that are secured by commercial properties

o	Subordinated mortgage loans or “B-notes”

o	Mezzanine loans

o	Construction loans

•	Commercial Mortgage-Backed Securities, or CMBS, consisting of:

o	CMBS rated AAA through BBB

o	CMBS that are rated below investment grade or are non-rated

•	Other Commercial Real Estate Assests, consisting of:

o	Debt and equity tranches of CRE CDOs

o	Loans to real estate companies including REITs and REOCs

o	Commercial real estate securities

o	Commercial property

•	Agency RMBS:

o
Single-family residential mortgage pass-through certificates representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal are guaranteed by an agency

We completed our initial public offering on September 22, 2009.  In that offering and in a concurrent private offering we raised net proceeds of approximately $257 million.

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation.  We intend to achieve this objective by investing in a broad range of commercial real estate-related assets to construct a portfolio that is designed to achieve attractive risk-adjusted returns and that is structured to comply with the various federal income tax requirements for REIT status and to maintain our exemption from the 1940 Act.

Since we commenced operations in September 2009, we have focused our investment activities on acquiring CMBS and on purchasing commercial mortgage loans that have been originated by select high-quality originators and CMBS. We did not, however, purchase any assets during the period ended September 30, 2009.  We expect that over the near term our investment portfolio will be weighted toward CMBS and commercial real estate loans, subject to maintaining our REIT qualification and our 1940 Act exemption.

Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment.  We will adjust our strategy to changing market conditions by shifting our asset allocations across these various asset classes as interest rate and credit cycles change over time.  We believe that our strategy, combined with FIDAC’s experience, will enable us to pay dividends and achieve capital appreciation throughout changing market cycles.  We expect to take a long-term view of assets and liabilities, and our reported earnings and mark-to-market valuations at the end of a financial reporting period will not significantly impact our objective of providing attractive risk-adjusted returns to our stockholders over the long-term.

We do not presently intend to use recourse borrowings to finance our acquisitions of commercial real estate loans and CMBS. To the extent available, we may seek to finance our CMBS portfolio with non-recourse financings under the Term Asset-Backed Securities Loan Facility, or the TALF, and based on market conditions we intend to utilize structural leverage through securitizations of commercial real estate loans or CMBS. With regard to leverage available under the TALF, the maximum level of allowable leverage under currently announced CMBS programs would be 6.67:1. If we are unable to obtain financing through U.S. Government programs and unable to invest in the asset classes expected to be financed through these programs at attractive rates of return on an unlevered basis, then we will either utilize other non-recourse financing sources or we will not invest in these asset classes. With regard to securitizations, the leverage will depend on the market conditions for structuring such transactions. We will seek to finance the acquisition of Agency RMBS using repurchase agreements with counterparties, which are recourse. We anticipate that leverage for Agency RMBS would be available to us, which would provide for a debt-to-equity ratio in the range of 2:1 to 4:1 but would likely not exceed 6:1. Based on current market conditions, we expect to operate within the leverage levels described above in the near and long term. We are not required to maintain any specific debt-to-equity ratio, as we believe the level of leverage will vary based on the particular asset class, the characteristics of the portfolio and market conditions. We can provide no assurance that we will be able to obtain financing as described herein.

If we finance all or a portion of our portfolio, subject to maintaining our qualification as a REIT, we may utilize derivative financial instruments, including, among others, interest rate swaps, interest rate caps, and interest rate floors to hedge all or a portion of the interest rate risk. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our assets and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives will be to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing.

Current Environment

We commenced operations in September 2009 in the midst of challenging market conditions.  Beginning in the summer of 2007, significant adverse changes in financial market conditions have resulted in a deleveraging of the entire global financial system. As part of this process, residential and commercial mortgage markets in the United States have experienced a variety of difficulties including loan defaults, credit losses and reduced liquidity.  As a result, many lenders have tightened their lending standards, reduced lending capacity, liquidated significant portfolios or exited the market altogether, and therefore, financing with attractive terms is generally unavailable.

In response to these unprecedented events, the U.S. Government has taken a number of actions to improve stability in the financial markets and encourage lending.  These programs include the Troubled Assets Relief Program (TARP), the TALF and the Public-Private Investment Program (PPIP), among others. As these programs are still in early stages of their operations, it is not possible for us to predict how these programs will impact our business.

Factors Impacting our Operating Results

In addition to the prevailing market conditions, we expect that the results of our operations will be affected by a number of factors and will depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial mortgage loans, commercial real estate debt, CMBS and other financial assets in the marketplace. Our net interest income, includes the actual payments we receive and is also impacted by the amortization of purchase premiums and accretion of purchase discounts. Our net interest income varies over time, primarily as a result of changes in interest rates, prepayments on our mortgage loans and prepayment speeds, as measured by the Constant Prepayment Rate, or CPR, on our RMBS assets. Interest rates and prepayment rates vary according to the type of asset, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans are held directly by us or are included in our CMBS.

Change in Fair Value of our Assets. It is our business strategy to hold our targeted assets as long-term investments. As such, we expect that the majority of our MBS will be carried at their fair value, as available-for-sale securities in accordance with ASC 320 Investments in Debt and Equity Securities, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings. As a result, we do not expect that changes in the fair value of the assets will normally affect our operating results. At least on a quarterly basis, however, we will assess both our ability and intent to continue to hold such assets as long-term investments. As part of this process, we will monitor our targeted assets for other-than-temporary impairment. A change in our ability or intent to continue to hold any of our investment securities could result in our recognizing an impairment charge or realizing losses upon the sale of such securities.

Credit Risk. We may be exposed to various levels of credit risk depending on the nature of our underlying assets and the nature and level of credit enhancements, if any, supporting our assets. FIDAC and FIDAC’s Investment Committee will review and monitor credit risk and other risks associated with each investment. We will seek to manage this risk through our pre-acquisition due diligence processes including, but not limited to, analysis of the sponsor/borrower, the structure of the investment, property information including tenant composition, the property’s historical operating performance and evaluation of the market in which the property is located.

Size of Portfolio. The size of our portfolio, as measured by the aggregate unpaid principal balance of our mortgage loans and aggregate principal balance of our mortgage related securities and the other assets we own is also a key revenue driver. Generally, as the size of our portfolio grows, the amount of interest income we receive increases. The larger portfolio, however, drives increased expenses as we incur additional interest expense to finance the purchase of our assets.

Changes in Market Interest Rates. With respect to our proposed business operations, increases in interest rates, in general, may over time cause:

•	the interest expense associated with our borrowings to increase;

•	the value of our mortgage loans and mortgage-backed securities or MBS, to decline;

•	coupons on our mortgage loans to reset, although on a delayed basis, to higher interest rates;

•
to the extent applicable under the terms of our investments, prepayments on our mortgage loan portfolio and MBS to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; and

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase.

Conversely, decreases in interest rates, in general, may over time cause:

•
to the extent applicable under the terms of our investments, prepayments on our mortgage loan and MBS portfolio to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts;

•	the interest expense associated with our borrowings to decrease;

•	the value of our mortgage loan and MBS portfolio to increase;

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease; and

•	coupons on our adjustable-rate mortgage loans and MBS to reset, although on a delayed basis, to lower interest rates

Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

Critical Accounting Policies

Our financial statements are prepared in accordance with Generally Accepted Accounting Principals accepted in the United States of America, or GAAP.  These accounting principles may require us to make some complex and subjective decisions and assessments.  Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses.  We believe that all of the decisions and assessments upon which our consolidated financial statements are based will be reasonable at the time made and based upon information available to us at that time.  The following are or will be our most critical accounting policies:

Loans and Securities Held for Investment

We will purchase CMBS, commercial real estate loans, and commercial real estate-related securities, a portion of which may be held for investment.  Loans or securities held for investment are intended to be held to maturity and, accordingly, will be reported at amortized cost.

Securities Held as Available-for-Sale

A portion of our CMBS and commercial real estate-related securities may be held as available-for-sale. In accordance with ASC 320, Investments – Debt and Equity Securities, all assets classified as available-for-sale are reported at fair value, and unrealized gains and losses included in other comprehensive income.

Valuation of Financial Instruments

 ASC 820, Fair value Measurements and Disclosure, establishes a framework for measuring fair value, and expands related disclosures.  This guidance establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial instruments at fair values.   It also establishes market based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs.  The three levels of the hierarchy are described below:
Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 –  Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

Level 3 – Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

Unobservable inputs reflect our own assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available. We anticipate that a portion of our assets will fall in Level 3 in the valuation hierarchy.

FASB has provided guidance for the valuation of assets when the market is not active and when the volume and level of activity have significantly decreased, along with guidance on identifying transactions that are not orderly. This guidance allows the use of management’s internal cash flow and discount rate assumptions when relevant observable data does not exist and clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.   Additionally, FASB  provided guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities). This guidance provides factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value. The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.

We will rely on independent pricing of our assets at each quarter’s end to arrive at what we believe to be reasonable estimates of fair market value. FIDAC will evaluate the pricing of our assets estimates by conducting its own analysis at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Any changes to the valuation methodology will be reviewed by management to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, we will continue to refine our valuation methodologies. The methods used by us may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We will use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

Loan Impairment

Loans held for investment will be valued quarterly to determine if an impairment exists. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance will be created with a corresponding charge to the provision for losses.  An allowance for each loan would be maintained at a level believed adequate by management to absorb probable losses. We may elect to sell a loan held for investment due to adverse changes in credit fundamentals. Once the determination has been made by us that we will no longer hold the loan for investment, we will account for the loan at the lower of amortized cost or estimated fair value. The reclassification of the loan/security and recognition of impairments could adversely affect our reported earnings.

Impairment of Securities

Securities will be valued quarterly to determine if an other-than-temporary impairment (OTTI) exists. Impairment occurs when the fair value of the investment is less than its amortized cost basis. Securities will be analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost).  Further the securities will be evaluated based on the intent to sell the security or if it is more likely than not that we will be required to sell the debt security before its anticipated recovery. If the intention is not to sell (nor are we required to sell) the credit loss, if any, will be recognized in the statement of earnings and the balance of impairment related to other factors recognized in Other Comprehensive Income (OCI). If the intention is to sell the security (or we are required to sell) before its anticipated recovery, the full OTTI will be recognized in the statement of earnings. The recognition of impairments could adversely affect our reported earnings.

Classifications of Investment Securities

Our MBS assets are expected to initially consist primarily of commercial real estate debt instruments and CMBS that we will classify as either available-for-sale or held-to-maturity. As such, we expect that our MBS classified as available-for-sale will be carried at their fair value in accordance with ASC 320, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings. We do not intend to hold any of our investment securities for trading purposes; however, if our securities were classified as trading securities, there could be substantially greater volatility in our earnings, as changes in the fair value of securities classified as trading are recorded through earnings. MBS assets held for investment will be stated at their amortized cost, net of deferred fees and costs with income recognized using the effective interest method.  When the estimated fair value of an available-for-sale security is less than amortized cost, we will consider whether there is an other-than-temporary impairment in the value of the security. Unrealized losses on securities considered to be other-than-temporary will be recognized in earnings. The determination of whether a security is other-than-temporarily impaired will involve judgments and assumptions based on subjective and objective factors.  Consideration will be given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security and (iii) our intent to sell our investment in the security, or whether it is more likely than not we will be required to sell the security before its anticipated recovery in fair value. Investments with unrealized losses will not be considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investments.

Investment Consolidation

When acquiring assets, we will evaluate the underlying entity that issued the securities we intend to acquire, or to which we will make a loan to determine the appropriate accounting. We refer, initially, to guidance in ASC 860- Transfers and Servicing and ASC 810- Consolidation, in performing our analysis. ASC 810 addresses consolidation of certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. An entity is subject to consolidation under this guidance if it is determined that the entity is a Variable Interest Entity (“VIE”)  In a VIE, the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns proportional to their ownership. Variable interest entities within the scope of this guidance are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the entity’s expected losses, its expected returns, or both.   However, effective January 1, 2010, this consolidation standard will be updated.  We are currently evaluating the effect of the update on future financial reporting.

Securitizations

We may periodically enter into transactions in which we sell financial assets, such as commercial mortgage loans, CMBS and other assets. Upon a transfer of financial assets, we will sometimes retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions will be recognized using the guidance in ASC 860- Transfers and Servicing, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale--legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control--an entity recognizes the financial and servicing assets it acquired or retained and the liabilities it has incurred, derecognizes financial assets it has sold, and derecognizes liabilities when extinguished. We will determine the gain or loss on sale of mortgage loans by allocating the carrying value of the underlying mortgage between securities or loans sold and the interests retained based on their fair values. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold. From time to time, we may securitize mortgage loans we hold if such financing is available. These transactions will be recorded in accordance with ASC 860 and will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “securitized loans” on our balance sheet, depending upon the structure of the securitization transaction. ASC 860 is a complex standard that may require us to exercise significant judgment in determining whether a transaction should be recorded as a “sale” or a “financing.” Further, effective January 1, 2010, this standard will be updated.  We are currently evaluating the effect of the update on future financial reporting.

Valuations of Available-for-Sale Securities

We expect our available-for-sale securities will have fair values as determined by FIDAC with reference to price estimates provided by independent pricing services and dealers in the securities. FIDAC will evaluate available-for-sale securities estimates by conducting its own analysis at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The pricing is subject to various assumptions which could result in different presentations of value.

When the fair value of an available-for-sale security is less than its amortized cost for an extended period, we will consider whether there is an other-than-temporary impairment in the value of the security. If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment). The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

We will consider the following factors when determining an other-than-temporary impairment for a security or investment:
•	The length of time and the extent to which the market value has been less than the amortized cost;
•	Whether the security has been downgraded by a rating agency; and
•	Whether we have the intent to sell the security or will be required to sell the security before any anticipated recovery in market value to amortized cost.

The determination of other-than-temporary impairment is made at least quarterly. If we determine an impairment to be other than temporary we will need to realize a loss that would have an impact on future income.

Interest Income Recognition

Interest income on available-for-sale securities and loans held for investment will be recognized over the life of the investment using the effective interest method. Interest income on mortgage-backed securities is recognized using the effective interest method.  Interest income on loans held for investment is recognized based on the contractual terms of the loan instruments. Income recognition will be suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition will be resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any loan fees or acquisition costs on originated loans or securities will be capitalized and recognized as a component of interest income over the life of the investment using the effective interest method.

Management will estimate, at the time of purchase, the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our purchase price. As needed, these estimated cash flows will be updated and a revised yield computed based on the current amortized cost of the investment. In estimating these cash flows, there will be a number of assumptions that will be subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of the magnitude of credit losses on the mortgage loans underlying the securities have to be judgmentally estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and our interest income.

Security transactions will be recorded on the trade date. Realized gains and losses from security transactions will be determined based upon the specific identification method and recorded as gain (loss) on sale of available for sale securities and loans held for investment in the statement of income.

We will account for accretion of discounts or amortization of premiums on available-for-sale securities and real estate loans using the effective interest yield method.  Such amounts will be included as a component of interest income in the income statement.

Accounting For Derivative Financial Instruments

Our policies permit us to enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating our interest rate risk. We intend to use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns.

We will account for derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging”. ASC 815 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

In the normal course of business, we may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income.   Qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements shall be included in future financial reporting.

Derivatives will be used for hedging purposes rather than speculation. We will rely on quotations from a third party to determine these fair values. FIDAC will evaluate the quotation estimates by conducting its own analysis at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If our hedging activities do not achieve our desired results, our reported earnings may be adversely affected.

Reserve for Possible Credit Losses

The expense for possible credit losses in connection with debt investments is the charge to earnings to increase the allowance for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we will establish the provision for possible credit losses by category of asset. When it is probable that we will be unable to collect all amounts contractually due, the account is considered impaired.

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.

Income Taxes

We intend to elect and qualify to be taxed as a REIT for our taxable year ending on December 31, 2009. Accordingly, we will generally not be subject to U.S. federal income tax (or applicable state or local taxes) to the extent that we make qualifying distributions to our stockholders, and provided we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax (and applicable state and local taxes) and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to our stockholders.

The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using our taxable income as opposed to net income reported on the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

We may elect to treat certain of our subsidiaries as Taxable REIT Subsidiary (“TRS”). In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A domestic TRS is subject to U.S. federal income tax (and applicable state and local taxes). We presently have not elected TRS status for any of our subsidiaries.

Should we establish a TRS, as such entity generated net income, it could declare dividends to us which would be included in our taxable income and necessitate a distribution to our stockholders.  Conversely, to avoid a distribution requirement, the TRS could retain its earnings and we would increase book equity of the consolidated entity by the amount of the retained earnings.

Recent Accounting Pronouncements

General Principles

Generally Accepted Accounting Principles (ASC 105)

In June 2009, the Financial Accounting Standards Board (FASB) issued The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Codification) which revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles (GAAP).  The objective of the Codification is to establish the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB.  Codification is effective for the Company for this September 30, 2009 Form 10-Q.  In adopting the Codification, all non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  Codification requires any references within our consolidated financial statements be modified from FASB issues to ASC.  However, in accordance with the FASB Accounting Standards Codification Notice to Constituents (v 2.0), we will not reference specific sections of the ASC but will use broad topic references.

Our recent accounting pronouncements section has been formatted to reflect the same organizational structure as the ASC.  Broad topic references will be updated with pending content as it is released.

Assets

Investments in Debt and Equity Securities (ASC 320)

New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities, as well as beneficial interests in securitized financial assets, in financial statements.  This was as a result of the SEC mark-to-market study mandated under the EESA.  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The new guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the entity had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether the entity has the “intent to sell the debt security or, more likely than not, will be required to sell the debt security before its anticipated recovery.”  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  If the entity does not intend to sell the debt security, nor will be required to sell the debt security prior to its anticipated recovery, the credit loss, if any, will be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in Other Comprehensive Income/(Loss) (“OCI”).  If the entity intends to sell the security, or will be required to sell the security before its anticipated recovery, the full OTTI will be recognized in the statement of earnings.

Other-than-temporary impairment has occurred if there has been an adverse change in future estimated cash flows and its impact reflected in current earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.   The objective of other-than-temporary impairment analysis is to determine whether it is probable that the holder will realize some portion of the unrealized loss on an impaired security.  Factors to consider when making other-than-temporary impairment decision include information about past events, current conditions, reasonable and supportable forecasts, remaining payment terms, financial condition of the issuer, expected defaults, value of underlying collateral, industry analysis, sector credit rating, credit enhancement, and financial condition of guarantor.  Our CMBS and Agency RMBS investments would fall under this guidance and as such, we will assess each security for other-than-temporary impairments based on estimated future cash flows.

Broad Transactions

Consolidation (ASC 810)

On January 1, 2009, FASB amended the guidance concerning, noncontrolling interests in consolidated financial statements, which changes the presentation of financial statements. This guidance requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net income and to include the accumulated amount of noncontrolling interests as part of stockholders’ equity. Similarly, in the presentation of stockholders’ equity, we must distinguish between equity amounts attributable to controlling interest and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of stockholders’ equity. For the period ended September 30, 2009, we do not have any consolidated noncontrolling interests. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are re-measured with the gain or loss reported in net earnings.

The accounting standards governing consolidation were amended in June 2009, to be effective beginning  January 1, 2010.  This amendment will update the existing standard and eliminate the exemption from consolidation of a Qualified Special Purpose Entity (“QSPE”).    The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update required enhanced disclosures t o provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  Further, ongoing assessments of whether an enterprise is the primary beneficiary on a VIE are required.  We are currently assessing the effect the update will have on future financial reporting.

Derivatives and Hedging (ASC 815)

Effective January 1, 2009, the FASB issued guidance attempting to improve the transparency of financial reporting by mandating the provision of additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This guidance changed the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To adhere to this guidance, qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements must be made.  This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage.  At this time, the Company continues to evaluate the effect of this update on future financial reporting.

Fair Value Measurements and Disclosures (ASC 820)

In response to the deterioration of the credit markets, FASB issued guidance clarifying how Fair Value Measurements should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data do not exist.  It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.   It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets.  The guidance was effective upon issuance including prior periods for which financial statements had not been issued.

In October 2008 the EESA was signed into law.  Section 133 of the EESA mandated that the SEC conduct a study on mark-to-market accounting standards.  The SEC provided its study to the U.S. Congress on December 30, 2008.  Part of the recommendations within the study indicated that “fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets”.  As a result of this study and the recommendations therein, on April 9, 2009, the FASB issued additional guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  The guidance gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value.  The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.

In August 2009, FASB provided further guidance (ASU 2009-05 Measuring Liabilities at Fair Value) regarding the fair value measurement of liabilities.  The guidance states that a quoted price for the identical liability when traded as an asset in an active market is a Level 1 fair value measurement.  If the value must be adjusted for factors specific to the liability, then the adjustment to the quoted price of the asset shall render the fair value measurement of the liability a lower level measurement.  This guidance is effective for us on October 1, 2009.  At this time we continue to evaluate the effect of this update on future financial reporting.

Financial Instruments (ASC 825)

On April 9, 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

Subsequent Events (ASC 855)

General standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued were established in May 2009.  ASC 855 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date.  We evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q.

Transfers and Servicing (ASC 860)

The accounting standards governing the transfer and servicing of financial assets were amended in June 2009, to be effective beginning January 1, 2010.  This amendment will update the existing standard and eliminate the concept of a Qualified Special Purpose Entity (“QSPE”); clarify the surrendering of control to effect sale treatment; and modify the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defines the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest.  We do not believe the implementation of this standard update will materially affect our reporting as it is our intent to treat securitizations as financings.  However, we are continuing to assess the effect the update will have on future financial reporting.

Financial Condition

At September 30, 2009, our portfolio consisted of $260 million of cash and cash equivalents.

Results of Operations for the Period Ended September 30, 2009.

We commenced our operations in September 2009. Consequently, there are no prior corresponding periods for comparison.

Net Income/Loss Summary

Our net loss for the quarter ended September 30, 2009 was $295,000, or $0.02 per share. Our revenue was generated primarily by interest income on cash.  We attribute the net loss per share to our start up costs for the period ended September 30, 2009.

Interest Income and Average Earning Asset Yield

We had average earning assets of $260 million for the quarter ended September 30, 2009.  Our interest income was $7,000 for the period ended September 30, 2009.  The annualized yield on our portfolio was 0.11% for the period end September 30, 2009.

Management Fee and General and Administrative Expenses

We paid FIDAC a management fee of $32,000 for the period end September 30, 2009.  The management fee is based on stockholders’ equity.

General and administrative (“G&A”) expenses were $269,000 for the quarter end September 30, 2009. Total expenses as a percentage of average total assets were 4.68% for the quarter ended September 30, 2009.

Currently, FIDAC has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the period end September 30, 2009.

Management Fees and G&A Expenses and Operating Expense Ratios
(Ratios have been annualized, dollars in thousands)

	Total Management	Total Management	Total Management
	Management Fee	Fee and G&A	Fee and G&A
	and G&A	Expenses/Average	Expenses/Average
	Expenses	Total Assets	Equity
For the quarter ended September 30, 2009	$301	4.69%	4.74%

Net Income (Loss) and Return on Average Equity

Our net loss was $295,000 for the period ended September 30, 2009.   The table below shows our net interest income, total expenses, each as a percentage of average equity, and the return on average equity for the quarter ended September 30, 2009.

Components of Return on Average Equity
(Ratios have been annualized)

Net
	Interest	Total	Return
	Income/	Expenses/	on
	Average	Average	Average
	Equity	Equity	Equity
For the period ended September 30, 2009	0.11%	(4.74%)	(4.63%)

Stockholders’ Equity

On September 16, 2009, we announced the sale of 13,333,334 shares of common stock at $15.00 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $189 million.  Concurrently with the sale of these shares Annaly purchased 4,527,778 shares at the same price per share as the public offering, for proceeds of approximately $68 million.  These sales were completed on September 22, 2009.  In all, we raised net proceeds of approximately $257 million in these offerings.

On September 30, 2009, we issued 9,000 shares of restricted common stock in accordance to the equity incentive plan to our independent directors, which vested immediately.

On September 15, 2009, we repurchased 750,000 shares of common stock from certain of FIDAC’s officers and employees at $0.05 per share for $37,500.

There was no preferred stock issued or outstanding as of September 30, 2009.

Related Party Transactions

Management Agreement

On August 31, 2009, we entered into a management agreement with FIDAC and subsequently amended on September 16, 2009, pursuant to which FIDAC is entitled to receive a management fee and, in certain circumstances, a termination fee and reimbursement of certain expenses as described in the management agreement.  Such fees and expenses do not have fixed and determinable payments.  The management fee is payable quarterly in arrears in an amount equal to 0.50% per annum for the first twelve months of operations, 1.00% per annum for the period after the first twelve months through the eighteenth month of operations, and 1.50% per annum after the first eighteen months of operations, calculated quarterly, of our stockholders’ equity (as defined in the management agreement).  FIDAC uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

Upon termination without cause, we will pay FIDAC a termination fee.  We may also terminate the management agreement with 30-days’ prior notice from our board of directors, without payment of a termination fee, for cause or upon a change of control of Annaly or FIDAC, each as defined in the management agreement.  FIDAC may terminate the management agreement if we or any of our subsidiaries become required to register as an investment company under the 1940 Act, with such termination deemed to occur immediately before such event, in which case we would not be required to pay a termination fee.  FIDAC may also decline to renew the management agreement by providing us with 180-days’ written notice, in which case we would not be required to pay a termination fee.

We are obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, the management agreement permits FIDAC to require us to pay for our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC incurred in our operation.  These expenses are allocated between FIDAC and us based on the ratio of our proportion of gross assets compared to all remaining gross assets managed by FIDAC as calculated at each quarter end.  We and FIDAC will modify this allocation methodology, subject to our board of directors’ approval if the allocation becomes inequitable (i.e., if we become very highly leveraged compared to FIDAC’s other funds and accounts).  FIDAC has waived its right to request reimbursement from us of these expenses until such time as it determines to rescind that waiver.

Purchases of Common Stock by Affiliates

We sold Annaly 4,527,778 shares at the same price per share paid by other investors in our public offering and Annaly owns 25% of our outstanding shares of common stock.

On May 21, 2008, we issued 1,000,000 shares of our common stock to certain of FIDAC’s officers and employees for an aggregate purchase price of $50,000. On September 15, 2009, we repurchased 750,000 shares of common stock from those holders on a pro rata basis at the initial per share purchase price.

Restricted Stock Grants

During the period ended September 30, 2009, we awarded 9,000 shares of restricted stock pursuant to our incentive plan to the independent members of our Board of Directors.  These shares vested on the date of the grant.

Clearing Fees

We may use RCap Securities Inc., or RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear CMBS trades for us and RCap would be entitled to customary market-based fees and charges arising from such services.

Contractual Obligations and Commitments

We have not entered into any long term debt, lease, operating or purchase obligations as of yet.

We have agreed to pay the underwriters of our initial public offering $0.15 per share for each share sold in the in the initial public offering if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of this offering our Core Earnings (as described below) for any such four-quarter period exceeds an 8% performance hurdle rate (as described below).  The performance hurdle rate will be met if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of our initial public offering our Core Earnings for any such four-quarter period exceeds the product of (x) the weighted average of the issue price per share of all public offerings of our common stock, multiplied by the weighted average number of shares outstanding (including any restricted stock units, any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans) in such four-quarter period and (y) 8%.  Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets), any unrealized gains, losses or other non-cash items recorded for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between FIDAC and our independent directors and after approval by a majority of our independent directors.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities.  As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to pay regular quarterly dividends to our stockholders. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our warehouse and repurchase facilities, we must first meet both our operating requirements and scheduled debt service on our warehouse lines and other debt payable.

Capital Resources

At September 30, 2009, we had no material commitments for capital expenditures.

Inflation

Virtually all of our assets and liabilities will be interest rate sensitive in nature. As a result, interest rates and other factors will influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary components of our market risk are related to credit risk, interest rate risk, prepayment and market value risk. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Credit Risk

We will be subject to credit risk, which is the risk of loss due to a borrower’s failure to repay principal or interest on a loan, a security or otherwise fail to meet a contractual obligation, in connection with our assets and will face more credit risk on assets we own which are rated below “AAA”. The credit risk related to these assets pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that residual loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics.

FIDAC will use a comprehensive credit review process. FIDAC’s analysis of loans includes borrower profiles, as well as valuation and appraisal data. We expect that FIDAC’s resources include a proprietary portfolio management system, as well as third party software systems. FIDAC will utilize a third party to perform an independent underwriting review to insure compliance with existing guidelines. FIDAC will select loans for review predicated on risk-based criteria such as loan-to-value, a property’s operating history and loan size. FIDAC will reject loans that fail to conform to our standards. FIDAC will accept only those loans which meet our underwriting criteria. Once we own a loan, FIDAC’s surveillance process includes ongoing analysis and oversight by our third-party servicer and us. Additionally, the MBS and other commercial real estate-related securities which we will acquire for our portfolio will be reviewed by FIDAC to ensure that we acquire MBS and other commercial real estate-related securities which satisfy our risk based criteria. FIDAC’s review of MBS and other commercial real estate-related securities will include utilizing its proprietary portfolio management system. FIDAC’s review of MBS and other commercial real estate-related securities will be based on quantitative and qualitative analysis of the risk-adjusted returns MBS and other commercial real estate-related securities present.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We will be subject to interest rate risk in connection with our assets and any related financing obligations. In general, we may finance the acquisition of our targeted assets through financings in the form of borrowings under programs established by the U.S. government, warehouse facilities, bank credit facilities (including term loans and revolving facilities), resecuritizations, securitizations and repurchase agreements. We may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings. Another component of interest rate risk is the effect changes in interest rates will have on the market value of the assets we acquire. We will face the risk that the market value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments. We may acquire floating rate mortgage assets. These are assets in which the mortgages are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield may change during any given period. Our borrowing costs pursuant to our financing agreements, however, will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our floating rate mortgage assets would effectively be limited. In addition, floating rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Our analysis of interest rate risk is based on FIDAC’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of asset allocation decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this prospectus.

Prepayment Risk

As we receive prepayments of principal on our assets, premiums paid on such assets will be amortized against interest income. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such investments are accreted into interest income. In general, an increase in prepayment rates will accelerate the accretion of purchase discounts, thereby increasing the interest income earned on our assets. For commercial real estate loans, the risk of prepayment is mitigated by call protection, which includes defeasance, yield maintenance premiums and prepayment charges.

Extension Risk

For CMBS and Agency RMBS, FIDAC will compute the projected weighted-average life of our assets based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate asset is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related mortgage-backed security.

If prepayment rates decrease in a rising interest rate environment, however, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the hybrid adjustable-rate assets would remain fixed. This situation may also cause the market value of our hybrid adjustable-rate assets to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Market Risk

Market Value Risk

Our available-for-sale securities will be reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of the securities in our portfolio, the fair value gains or losses recorded in other comprehensive income may be adversely affected.

Real Estate Risk

Commercial property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

Risk Management

To the extent consistent with maintaining our REIT status, we will seek to manage risk exposure to protect our portfolio of commercial mortgage loans, CMBS, and commercial mortgage securities and related debt against the credit and interest rate risks. We generally seek to manage our risk by:

•
analyzing the borrower profiles, as well as valuation and appraisal data, of the loans we acquire. We expect that FIDAC’s resources include a proprietary portfolio management system, as well as third party software systems;

•	using a third party to perform an independent underwriting review to insure compliance with existing guidelines;

•	using FIDAC’s proprietary portfolio management system to review our MBS and other commercial real estate-related securities;

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our targeted assets and our financings;

•	attempting to structure our financings agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our targeted assets and our borrowings;

•
using securitization financing to lower average cost of funds relative to short-term financing vehicles further allowing us to receive the benefit of attractive terms for an extended period of time in contrast to short term financing and maturity dates of the assets included in the securitization; and

•
actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, and gross reset margins of our targeted assets and the interest rate indices and adjustment periods of our financings. Our analysis of risks will be based on FIDAC’s experience, estimates, models and assumptions.  These analyses rely on models which utilize estimates of fair value and interest rate sensitivity.  Actual economic conditions or implementation of investment decisions by FIDAC may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in the above tables and in this report.  These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, “Special Note Regarding Forward-Looking Statements.”

Item 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this quarterly report.  Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that information regarding the Company and its subsidiaries is made known to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

Changes in Internal Controls

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial statements.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the final prospectus dated September 16, 2009 and filed with the SEC in connection with our initial public offering.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 16, 2009, the Securities and Exchange Commission declared effective our Registration Statement on Form S-11 (File No. 333-160254) relating to our initial public offering. The offering date was September 16, 2009. The initial public offering was underwritten by Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, acting as the representatives of the several underwriters.  We registered 13,333,334 shares of our common stock, par value $0.01 per share and on September 22, 2009, we sold 13,333,334 shares of common stock in our initial public offering at a price to the public of $15.00 per share for an aggregate offering price of approximately $200.0 million. In connection with the offering, we paid or deferred approximately $10 million in underwriting discounts and commissions and incurred approximately $1 million of other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and these other offering expenses, we estimate that the net proceeds from the offering equaled approximately $189 million.

               In a concurrent private offering, we sold Annaly 4,527,778 shares of our common stock at a price of $15 per share, for aggregate proceeds of approximately $68 million. We did not pay any underwriting fees, commissions or discounts with respect to the shares we sold Annaly. We relied on the exemption from registration provided by Section 4(2) of the Securities Act for the sale of the shares to Annaly.

               We will be investing the net proceeds of these offerings in accordance with our investment objectives and strategies as described in the prospectus comprising a part of the Registration Statement referenced above. There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our stockholders of CreXus Investment Corp. acted by unanimous written consent on August 27, 2009.  Our stockholders unanimously approved (1) the adoption of our equity incentive plan and (2) the adoption of our Articles of Amendment and Restatement.

Our stockholders acted by unanimous written consent on September 15, 2009.  The stockholders unanimously approved a resolution reducing the number of shares available under our equity incentive plan up to an aggregate amount, at the time of the award, of (i) 2.5% of the issued and outstanding shares of our common stock (on a fully diluted basis and including shares sold to Annaly concurrently with the initial public offering) at the time of the award less (ii) 250,000 shares, subject to an aggregate ceiling of 25,000,000 shares available for issuance under the plan.

Item 6.     EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto
EXHIBIT INDEX

Exhibit
Number	Description
3.1
Articles of Amendment and Restatement of CreXus Investment Corp. (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 5 to Form S-11 (File No. 333-160254) filed on September 14, 2009 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of CreXus Investment Corp.
4.1
Specimen Common Stock Certificate of CreXus Investment Corp. (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-160254) filed on August 31, 2009 and incorporated herein by reference).

10.1
Management Agreement (filed as Exhibit 10.1 to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-160254) filed on August 31, 2009 and incorporated herein by reference).

10.2
Amendment No. 1 to Management Agreement (filed as Exhibit 10.6 to the Company’s Registration Statement on Amendment No. 6 to Form S-11 (File No. 333-160254) filed on September 16, 2009 and incorporated herein by reference).

10.3
Mortgage Origination and Servicing Agreement between CreXus Investment Corp. and Principal Real Estate Investors, LLC (filed as Exhibit 10.2 to the Company’s Registration Statement on Amendment No. 5 to Form S-11 (File No. 333-160254) filed on September 14, 2009 and incorporated herein by reference).

10.4	Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-162223) filed on September 30, 2009 and incorporated herein by reference).
10.5
Form of Common Stock Award (filed as Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-160254) filed on August 31, 2009 and incorporated herein by reference).

10.9
Form of Stock Option Grant (filed as Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-160254) filed on August 31, 2009 and incorporated herein by reference).

10.10	Stock Purchase Agreement between Crexus Investment Corp. and Annaly Capital Management, Inc.
31.1	Certification of Kevin Riordan, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel Wickey, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Kevin Riordan, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel Wickey, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

CREXUS INVESTMENT CORP.
By:	/s/ Kevin Riordan
Kevin Riordan
Chief Executive Officer and President
November 5, 2009

By:	/s/ Daniel Wickey
Daniel Wickey
Chief Financial Officer (Principal Financial Officer)
November 5, 2009