Form 10-K
period 2009-12-31
CreXus Investment Corp.
filed 2010-03-01
CIK 1467027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2009

OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _________________

COMMISSION FILE NUMBER:  1-34451

CREXUS INVESTMENT CORP.
(Exact name of Registrant as specified in its Charter)

MARYLAND	26-2652391
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1211 AVENUE OF THE AMERICAS, SUITE 2902
NEW YORK, NEW YORK
(Address of principal executive offices)

10036
 (Zip Code)

(646) 829-0160
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☑  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

At September 17, 2009 (the day that trading in the registrant's common stock commenced on the New York Stock Exchange), the aggregate market value of the voting stock held by non-affiliates of the Registrant was $195,066,676 based on the closing sale price on the New York Stock Exchange on that date.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at February 25, 2010
Common Stock, $.01 par value	18,120,112

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2009. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

CREXUS INVESTMENT CORP.

2009 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

iii

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

•	our expected assets;

•	changes in the value of our assets;

•	interest rate mismatches between our assets and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates; effects of interest rate caps on our adjustable-rate assets;

•	rates of default or decreased recovery rates on our assets;

•	prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

•	availability of opportunities in real estate-related and other securities; availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition;

•	market trends in our industry, interest rates, the debt securities markets or the general economy;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and

•	our ability to maintain our qualification as a Real Estate Investment Trust, or REIT for federal income tax purposes.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in this annual report.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.  Business

The Company

We are a specialty finance company that acquires, manages, and finances, directly or through our subsidiaries, commercial mortgage loans and other commercial real estate debt, commercial mortgage-backed securities, or CMBS, and other commercial real estate-related assets.  We expect that the commercial real estate loans we acquire will be high quality fixed and floating rate first mortgage loans secured by commercial properties.  We may also acquire subordinated commercial mortgage loans and mezzanine loans.  We intend to acquire CMBS which are rated AAA through BBB as well as CMBS that are below investment grade or are non-rated.  Other commercial real estate-related securities and other commercial real estate asset classes will consist of debt and equity tranches of commercial real estate collateralized debt obligations, or CRE CDOs, loans to real estate companies including real estate investment trusts, or REITs, and real estate operating companies, or REOCs, commercial real estate securities and commercial real property.  In addition, to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act, we expect to acquire residential mortgage-backed securities, or RMBS, for which a U.S. Government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, guarantees payments of principal and interest on the securities.  We refer to these securities as Agency RMBS.  We refer to Ginnie Mae, Fannie Mae, and Freddie Mac collectively as the Agencies.

We are externally managed by Fixed Income Discount Advisory Company, which we refer to as our manager or FIDAC.  FIDAC is a wholly-owned subsidiary of Annaly Capital Management, Inc., or Annaly, a New York Stock Exchange-listed REIT.  Annaly owns approximately 25% of our outstanding shares of common stock.  We intend to elect and qualify to be taxed as a REIT, for U.S. federal income tax purposes.

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation.  We intend to achieve this objective by acquiring a broad range of commercial real estate-related assets to construct a portfolio that is designed to achieve attractive risk-adjusted returns and that is structured to comply with the various U.S. federal income tax requirements for REIT status.  We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

Our Manager

We are externally managed and advised by FIDAC, an investment advisor registered with the Securities and Exchange Commission.  Our Manager is a fixed-income investment management company specializing in managing fixed income investments in (i) Agency RMBS, (ii) non-Agency RMBS, including investment grade and non-investment grade classes, which are typically pass-through certificates created by a securitization of a pool of mortgage loans that are collateralized by residential real properties and (iii) collateralized debt obligations, or CDOs.  Our Manager also has experience in managing and structuring debt financing associated with these asset classes.  Our Manager is also a leading liquidation agent of CDOs.  Our Manager commenced active investment management operations in 1994.  At December 31, 2009, our Manager was the adviser or sub-adviser for investment vehicles and separate accounts with approximately $6.0 billion in net assets and $13.6 billion in gross assets, which includes the assets of Chimera Investment Corporation, or Chimera, a publicly traded REIT whose shares are traded on the NYSE under the symbol “CIM” and is externally managed by our Manager.

Our Manager is responsible for administering our business activities and day-to-day operations pursuant to a management agreement with us.  All of our officers are employees of our Manager or its affiliates.  Our Chief Executive Officer, President and Director, Kevin Riordan, is a Managing Director of Annaly and FIDAC and has over 25 years of experience in evaluating, acquiring and managing a wide range of commercial real estate-related assets, including CMBS and commercial real estate loans, and managing third-party origination and servicing programs, including as a Group Managing Director at Teachers Insurance and Annuity Association-College Retirement Equities Fund, or TIAA-CREF.  Our Manager has well-respected and established portfolio management resources for each of our targeted asset classes and a sophisticated infrastructure supporting those resources, including professionals focusing on residential and commercial mortgage loans, Agency and non-Agency RMBS, CMBS and other asset-backed securities.  We also benefit from our Manager’s finance and administration functions, which address legal, compliance, investor relations, and operational matters, including portfolio management, trade allocation and execution, securities valuation, risk management and information technology in connection with the performance of its duties.

Our Investment Strategy

We rely on our Manager’s expertise in identifying assets within our targeted asset classes.  Our Manager makes decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost of financing and financing availability, as well as maintaining our REIT qualification and our exemption from registration under the 1940 Act.

We recognize that making acquisitions in our targeted asset classes is highly competitive, and that our Manager will compete with many other investment managers for profitable opportunities in these areas.  Annaly and our Manager have close relationships with a diverse group of financial intermediaries, including life insurance companies, commercial mortgage brokers, primary dealers, commercial and investment banks and brokerage firms, specialty investment dealers and financial sponsors.  In addition, we benefit from our Manager’s analytical and portfolio management expertise and technology.

To facilitate our acquisition of commercial real estate loans, we have entered into a Mortgage Origination and Servicing Agreement, or MOSA and expect to enter into additional MOSAs with third parties to originate, underwrite, conduct due diligence, close and service commercial real estate loans.  Under the terms of our MOSAs, we expect that borrowers will pay our MOSA counterparties any origination, commitment and closing fees for the loans originated under our MOSAs.  Our Manager oversees the diligence, credit evaluation, underwriting, and financial reporting with respect to our potential loan acquisitions.  We expect to have representations and warranties from our MOSA counterparties with respect to the counterparty themselves as well as the loans originated pursuant to our MOSAs.  Our MOSAs may or may not require us to pay termination fees with respect to the termination of a MOSA or the transfer of loans serviced under such MOSA.  In addition, we expect to make loan acquisitions from our own direct relationships with commercial mortgage brokers and borrowers.  We believe that the combined and complementary strengths of Annaly and our Manager, as well as the capabilities of our MOSA counterparties, give us a competitive advantage over REITs with a similar focus to ours.  On August 28, 2009, we entered into a MOSA with Principal Real Estate Investors, LLC, or Principal whereby Principal will originate, underwrite, conduct due diligence, close and service commercial real estate loans for us on the terms set forth above.  Our MOSA with Principal has no fixed termination date but is terminable by us with or without cause upon 30 days prior written notice and is terminable by Principal with or without cause upon 180 days prior written notice provided that Principal shall continue to serve as the servicer until a successor servicer is appointed.

Over time, we will continually adjust our allocation strategy as market conditions change to seek to maximize the returns from our portfolio.  We believe this strategy, combined with our Manager’s experience, will enable us to pay dividends and achieve capital appreciation throughout changing interest rate and credit cycles and provide attractive long-term returns to investors.

Our targeted asset classes and the principal assets we expect to acquire are as follows:

Asset Class	Principal Assets

Commercial Real Estate Loans	First mortgage loans that are secured by commercial properties Subordinated mortgage loans or “B-Notes” Mezzanine loans Construction loans

Commercial Mortgage-Backed Securities, or CMBS	CMBS rated AAA through BBB CMBS that are rated below investment grade or are non-rated

Other Commercial Real Estate Assets	Debt and equity tranches of CRE CDOs Loans to real estate companies including REITs and REOCs Commercial real estate securities Commercial real property

Agency RMBS
Single-family residential mortgage pass-through certificates representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal are guaranteed by a U.S. Government agency or federally chartered corporation

As the diligence and acquisition lead times for commercial real estate loans are longer than for CMBS and Agency RMBS, we expect at the outset that a majority of our portfolio will consist of CMBS, Agency RMBS and cash and cash equivalents, subject to maintaining our REIT qualification and our 1940 Act exemption.  However, we expect our portfolio to become weighted toward commercial real estate loans over the next 12 months. Based on prevailing market conditions, our current expectation is that over the next 12 months, our portfolio will consist of between 50% to 70% commercial mortgage loans, 30% to 50% CMBS, up to 5% other commercial real estate-related assets and up to 5% Agency RMBS. Our allocation decisions will depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. Furthermore, there is no assurance that we will not allocate our portfolio in a different manner among our targeted assets from time to time. We may change our strategy and policies without a vote of our stockholders.

We intend to elect and qualify to be taxed as a REIT and to operate our business so as to be exempt from registration under the 1940 Act, and therefore will be required to acquire a substantial majority of our assets in loans secured by mortgages on real estate and real estate-related assets.  Subject to maintaining our REIT qualification and our 1940 Act exemption, we do not have any limitations on the amounts we may acquire of any of our targeted asset classes.

Portfolio

Commercial Mortgage-Backed Securities

CMBS are bonds that evidence interests in, or are secured by, a single commercial mortgage or a pool of commercial mortgage loans.  CMBS are typically issued in multiple tranches or split into different levels of risk thereby allowing an investor to select a credit level that suits its risk profile. Principal payments are applied sequentially to the most senior tranche of the structure until the most senior class has been repaid. Losses and other shortfalls are borne by the most subordinate class which receives principal payments only after the more senior classes are repaid.

Commercial Real Estate Loans

First Mortgage Loans – First mortgage loans are generally three-to-ten year term loans that are primarily for fully constructed real estate located in the United States that are current pay and are either fixed or floating rate. Some of these loans may be syndicated in either a pari passu or in a senior /subordinated structure. First mortgages generally provide for a higher recovery rate due to their senior position.

Subordinated Mortgage Loans or “B-Notes” – These instruments include structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets.  A B Note is typically a privately negotiated loan that is secured by a first mortgage on a single large commercial property or group of related properties and subordinated to an A Note secured by the same first mortgage property or group.  The subordination of a B Note typically is evidenced by an intercreditor agreement with the holder of the A Note.  B notes are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding A Note.  We may create subordinated mortgage loans by tranching our purchased first mortgage loans through syndication of our senior first mortgages, or buy such assets directly from third party originators.  Due to balance sheet constraints arising from the current credit disruption, we believe opportunities to acquire these subordinated, first mortgage positions will be readily available at attractive prices on an adjusted risk/return basis.

Purchasers of subordinated mortgage loans and B notes are compensated for the increased risk of such assets but still benefit from a lien on the related property. Investors’ rights are generally governed through participations and other agreements that, subject to certain limitations, provide the holders of subordinated positions of the mortgage loan with the ability to cure certain defaults and control certain decisions of holders of senior debt secured by the same property or properties.

Mezzanine Loans – These loans are secured by a pledge of the borrower’s equity ownership in the property. Unlike a mortgage, this loan does not represent a lien on the property.  Therefore it is always junior and subject to any first-lien as well as second liens, if applicable, on the property.  These loans are senior to any preferred equity or common equity interests.  Purchasers of mezzanine loans benefit from a right to foreclose on the ownership equity in a more efficient means than senior mortgage debt.  Also, investor rights are usually governed by intercreditor agreements that provide holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same property.  Mezzanine loans may also be syndicated in either a pari passu or senior/subordinated structure.

Construction Loans – We may acquire participations in construction or rehabilitation loans on commercial properties.  These loans will generally provide 40% to 60% of financing on the total cost of the construction or rehabilitation project and will be secured by first mortgage liens on the property under construction or rehabilitation.  Purchases of construction and rehabilitation loans would generally allow us to earn origination fees and may also entitle us to a percentage of the underlying property’s net operating income (subject to our qualification as a REIT) or gross revenues, payable on an ongoing basis, as well a percentage of any increase in value of the property, payable upon maturity or refinancing of the loan.

Other Real Estate-Related Securities and Assets

Commercial Real Estate Collateralized Debt Obligations – CRE CDOs are multiple class securities, or bonds, secured by pools of assets such as CMBS, B-Notes, mezzanine loans and REIT debt. In a CRE CDO, the assets are pledged to a trustee for the benefit of the bond certificate holders. Generally, principal payments are applied sequentially to the most senior tranche of the structure until the most senior class has been repaid. Losses and other shortfalls are borne by the most subordinate class which receives principal payments only after the more senior classes are repaid. However, these structures are also subject to further compliance tests pursuant to their respective indentures, the failure of which can also result in the redirection of cash flow to the most senior securities.

Loans to REITS and REOCs – These assets generally are publicly registered, unsecured corporate obligations made to companies whose primary business is the ownership and operation of commercial real estate including office, retail, multifamily and industrial properties. These investments generally pay semi-annually versus monthly for mortgage instruments. Credit protections include both operating and maintenance covenants.

Commercial Real Property – We may make a limited number of acquisitions in commercial real property to take advantage of attractive opportunities. In certain circumstances, our real estate debt investments may result in us owning commercial real property as a result of a loan workout and the exercise of our remedies under the mortgage documents.

Agency RMBS

We may acquire Agency RMBS to the extent necessary to maintain our exemption from registration under the 1940 Act.  These are investments in pools of mortgage-backed securities which, although not rated, carry an implied “AAA” rating. Agency mortgage-backed securities are mortgage-backed securities for which a government agency or federally chartered corporation, such as Freddie Mac, Fannie Mae, or Ginnie Mae, guarantees payments of principal or interest on the securities.

Asset Guidelines

Our board of directors has adopted a set of asset guidelines that set out the asset classes, risk tolerance levels, diversification requirements and other criteria used to evaluate the merits of specific assets as well as the overall portfolio composition.  Our Manager’s Investment Committee will review our compliance with the asset guidelines at least quarterly and our board of directors will receive an investment report at each quarter-end in conjunction with its review of our quarterly results.  Our board of directors will also review our portfolio and related compliance with our policies and procedures and asset guidelines at each regularly scheduled board of directors meeting.

Our board of directors and our Manager’s Investment Committee have adopted the following asset guidelines for our assets:

•	No investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;

•	No investment shall be made that would cause us to be regulated as an investment company under the 1940 Act;

•	Any assets we purchase will be in our targeted assets; and

•
Until appropriate assets can be identified, our Manager may deploy the proceeds of this and any future offerings in interest-bearing, short-term investments, including money market accounts and/or funds, that are consistent with our intention to qualify as a REIT.

These asset guidelines may be changed by a majority of our board of directors without the approval of our stockholders.

Our board of directors has also adopted a separate set of asset guidelines and procedures to govern our relationships with FIDAC.  We have also adopted detailed compliance policies to govern our interaction with FIDAC, including when FIDAC is in receipt of material nonpublic information.

Our Financing Strategy

To the extent available, we have financed and may seek to finance our CMBS portfolio with non-recourse financings under the Term Asset-Backed Securities Loan Facility, or TALF, and based on market conditions we intend to utilize structural leverage through securitizations of CMBS. With regard to leverage available under the TALF, the maximum level of allowable leverage under currently announced CMBS programs is 6.7:1. If we are unable to obtain financing through U.S. Government programs and unable to invest in the asset classes expected to be financed through these programs, then we will consider using other non-recourse or recourse financing sources, invest in these assets on an unlevered basis or not invest in these asset classes.  With regard to securitizations, the leverage will depend on the market conditions for structuring such transactions.  We will seek to finance the acquisition of Agency RMBS using repurchase agreements with counterparties, which are recourse obligations.  We anticipate that leverage for Agency RMBS would be available to us, which would provide for a debt-to-equity ratio in the range of 2:1 to 4:1 but would likely not exceed 6:1.  Based on current market conditions, we expect to operate within the leverage levels described above in the near and long term.  We are not required to maintain any specific debt-to-equity ratio, as we believe the level of leverage will vary based on the particular asset class, the characteristics of the portfolio and market conditions.  We can provide no assurance that we will be able to obtain financing as described herein.

The Term Asset-Backed Securities Loan Facility (TALF)

In response to the severe dislocation in the credit markets, the U.S. Treasury and the Federal Reserve jointly announced the establishment of the TALF on November 25, 2008.  The TALF is designed to increase credit availability and support economic activity by facilitating renewed securitization activities.

Credit extensions under the TALF are non-recourse as between the borrower and the Federal Reserve Bank of New York, or FRBNY, unless the borrower breaches certain of its representations, warranties or covenants, and are exempt from margin calls related to a decrease in the underlying collateral value. The loans are pre-payable in whole or in part at the option of the borrower, subject to the restrictions on permitted repayment dates set forth in the Master Loan and Security Agreement and the satisfaction of certain conditions.  Under the TALF, as announced, the FRBNY will lend to each borrower an amount equal to the lesser of the par or market value of the pledged collateral minus a “haircut,” which varies based on the type and expected life of the collateral, except that the loan amount of each legacy CMBS will be the lesser of the dollar purchase price on the applicable trade date or the market price on the subscription date of the CMBS less, in either case, the applicable haircut (from par).  Unless otherwise provided in the Master Loan and Security Agreement that a primary dealer must enter into with the FRBNY as part of its relationship with a TALF borrower, any remittance of principal on eligible collateral must be used immediately to reduce the principal amount of the loan in proportion to the loan’s haircut.  However, if certain events of default, credit support depletion events or early amortization events occur and are continuing as of any determination date with respect to the collateral, all interest and principal received from such collateral will be applied on the related payment date to repay the TALF loan before any amounts are distributed to the borrower. In addition, except for legacy CMBS, if the pledged collateral is priced at a premium to par, the borrower will make an additional principal payment calculated to adjust for the average reversion of market value toward par value as the collateral matures.  Further, for five-year TALF loans, the excess of collateral interest distributions over the TALF loan interest payable will be remitted to the borrower only until such excess equals 25% per annum of the haircut amount in the first three loan years, 10% in the fourth loan year, and 5% in the fifth loan year, and the remainder of such excess will be applied to TALF loan principal.  For three-year TALF loans related to legacy CMBS, such excess distributions will be remitted to the borrower only until it equals 30% of the original haircut amount in any loan year, and the remainder of such excess will be applied to TALF loan principal.

The TALF is expected to run through June 30, 2010, for newly issued CMBS, and through March 31, 2010, for Legacy CMBS, but either date may be extended by the FRBNY.  To be considered eligible collateral under the TALF, both newly issued CMBS and legacy CMBS must have at least two AAA ratings from DBRS, Inc., Fitch Ratings, Moody’s Investors Service, Realpoint LLC or Standard & Poor’s and must not have a rating below AAA from any of these rating agencies or be under watch or review for a downgrade (unless, in the case of legacy CMBS, such watch or review occurs after the subscription date for a loan with regard to such CMBS).  As many legacy CMBS have had their ratings downgraded and at least one rating agency, S&P, has announced that further downgrades are likely in the future, these downgrades may significantly reduce the quantity of legacy CMBS available.

Even if newly issued or legacy CMBS meets all the criteria for eligibility under the TALF, the FRBNY may, in its sole discretion, reject the CMBS as collateral based on its own risk assessment.  There can be no assurance, however, that we will be able to utilize CMBS financing under the TALF successfully or at all.  If we are not able to obtain financing through the TALF, we will continue to invest in commercial mortgage loans and CMBS.

The Public-Private Investment Program (PPIP)

On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the establishment of the Public-Private Investment Program, or PPIP.  The PPIP is designed to encourage the transfer of certain illiquid legacy real estate-related assets off of the balance sheets of financial institutions, restarting the market for these assets and supporting the flow of credit and other capital into the broader economy.  The PPIP as announced has two primary components: the Legacy Securities Program and the Legacy Loans Program.  Under the Legacy Securities Program, Legacy Securities PPIFs are to be established to purchase from financial institutions certain non-Agency RMBS and CMBS that were originally rated in the highest rating category by one or more of the nationally recognized statistical rating agencies.  Under the Legacy Loans Program, Legacy Loan PPIFs are to be established to purchase troubled loans (including residential and commercial mortgage loans) from insured depository institutions.  To the extent available to us, we may participate as an equity investor in one or more Legacy Loan or Legacy Securities PPIFs.

Securitizations

We intend to seek to enhance the returns on our commercial mortgage loan investments, especially loan acquisitions, through securitizations. If available, we intend to securitize the senior portion, expected to be equivalent to AAA-rated CMBS, while retaining the subordinate securities in our portfolio.

Other Sources of Financing

We expect to use repurchase agreements to finance acquisitions of Agency RMBS with a number of counterparties. In the future, we may also use other sources of financing to fund the acquisition of our targeted assets, including warehouse facilities and other secured and unsecured forms of borrowing. We may also seek to raise further equity capital or issue debt securities in order to fund our future asset acquisitions.

Our Interest Rate Hedging and Risk Management Strategy

Subject to maintaining our qualification as a REIT, we may, from time to time, utilize derivative financial instruments to hedge all or a portion of the interest rate risk associated with our investments.

We intend to engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets.  The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic Taxable REIT Subsidiary, or TRS, that is fully subject to corporate income taxation.  Our interest rate management techniques may include:

•	puts and calls on securities or indices of securities;

•	Eurodollar futures contracts and options on such contracts;

•	interest rate caps, swaps and swaptions;

•	U.S. treasury securities and options on U.S. treasury securities; and

•	other similar transactions.

We expect to attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of match funded financing structures, when appropriate, whereby we seek (i) to match the maturities of our debt obligations with the maturities of our assets and (ii) to match the interest rates on our investments with like-kind debt (i.e., floating rate assets are financed with floating rate debt and fixed-rate assets are financed with fixed-rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies.  We expect this to allow us to minimize the risk that we have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings.

Compliance with REIT and Investment Company Requirements

We monitor our investments and the income from our investments and, to the extent we enter into hedging transactions, we monitor income from our hedging transactions as well, so as to ensure at all times that we maintain our qualification as a REIT and our exempt status under the 1940 Act.

Staffing

We are externally managed and advised by our Manager pursuant to a management agreement.  We have no employees other than our officers, each of whom is also an employee of our Manager or one of its affiliates.  Our Manager is not obligated to dedicate certain of its employees exclusively to us, nor is it or its employees obligated to dedicate any specific portion of its time to our business.  Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

Management Agreement

We have entered into a management agreement with FIDAC, which provides for an initial term through December 31, 2013, with automatic one-year extension options and subject to certain termination rights. Under the management agreement, we are obligated to pay FIDAC a management fee quarterly in arrears in an amount equal to 0.50% per annum until September 23, 2010, 1.00% per annum from September 23, 2010 through March 22, 2011, and 1.50% per annum after March 22, 2011, calculated quarterly, of our stockholders’ equity. For purposes of calculating the management fee, our stockholders’ equity means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, and less any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between FIDAC and our independent directors and approved by a majority of our independent directors. The management fee will be reduced, but not below zero, by our proportionate share of any management fees FIDAC receives from any investment vehicle in which we invest, based on the percentage of equity we hold in such vehicle.

We are obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, we are required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC required for our operations.  These expenses will be allocated between FIDAC and us based on the ratio of our proportion of gross assets compared to all remaining gross assets managed by FIDAC as calculated at each quarter end.  We and FIDAC will modify this allocation methodology, subject to our board of directors’ approval if the allocation becomes inequitable (i.e., if we become very highly leveraged compared to FIDAC’s other funds and accounts).  FIDAC has waived its right to request reimbursement from us of these expenses until such time as it determines to rescind that waiver.

For the period beginning September 22, 2009 to December 31, 2009, our Manager earned management fees of $354,000 and received expense reimbursement of $300,000.  Currently, our Manager has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

Competition

A number of entities will compete with us to purchase the types of assets we plan to acquire.  Our net income will depend, in large part, on our ability to acquire assets at favorable spreads. In acquiring real estate-related assets, we will compete with other REITs, public and private funds, including PPIFs, commercial and investment banks, commercial finance companies and other entities.  In addition, there are numerous mortgage REITs with similar asset acquisition objectives, including a number that have been recently formed, and others may be organized in the future. These other REITs will increase competition for the available supply of real estate-related assets suitable for purchase. Many of our anticipated competitors are substantially larger than we are, have considerably greater financial, technical, marketing and other resources and may have other advantages over us. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have objectives that overlap with ours, which may create competition for asset acquisition opportunities.  Some competitors may have a lower cost of funds and access to funding sources that are not available to us.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

In the face of this competition, we expect to have access to our Manager’s and MOSA counterparties’, including Principal, professionals and their industry expertise, which may provide us with a competitive advantage and help us assess investment risks and determine appropriate pricing for certain potential investments. We expect that these relationships will enable us to compete more effectively for attractive investment opportunities. In addition, we believe that current market conditions may have adversely affected the financial condition of certain competitors.  Thus, not having a legacy portfolio may also enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see “Risk Factors—Risks Related To Our Business.”

Available Information

Our investor relations website is www.crexusinvestment.com.  We make available on the website under "Financial Information/SEC filings," free of charge, our annual report on Form 10-K and any other reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information on our website, however, is not part of this Annual Report on Form 10-K.  All reports filed with the Securities and Exchange Commission may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330.  In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

Item 1A.  Risk Factors

An investment in our stock involves a number of risks.  Before making an investment decision, you should carefully consider all of the risks described in this Form 10-K.  If any of the risks discussed in this Form 10-K actually occur, our business, financial condition and results of operations could be materially adversely affected.  If this were to occur, the trading price of our stock could decline significantly and you may lose all or part of your investment.

If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and stockholders may lose some or all of their investment.

Risks Associated With Our Management and Relationship With Our Manager

We are dependent on our Manager and its key personnel, and we may not find a suitable replacement if any of them becomes unavailable to us.

We have no separate facilities and are completely reliant on our Manager.  We have no employees.  Our officers are also employees of our Manager, who has significant discretion as to the implementation of our asset and operating policies and strategies.  Accordingly, we depend on the diligence, skill and network of business contacts of the senior management of our Manager.  The senior management of our Manager evaluates, negotiates, structures, closes and monitors our assets; therefore, our success depends on their continued service.  The departure of any of the senior managers of our Manager or our MOSA counterparties could have a material adverse effect on our performance.  In addition, we can offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s principals and professionals.  Our management agreement with our Manager only extends until December 31, 2013.  If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.  Moreover, our Manager is not obligated to dedicate certain of its employees exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager’s employees are contractually dedicated to us under our management agreement with our Manager.  Each of Kevin Riordan, our Chief Executive Officer, President and Director, Jeffrey Conti, our Head of Commercial Underwriting, and Robert Karner, our Head of Investments, currently devotes all of their time to our business, and Daniel Wickey, our Chief Financial Officer, currently devotes a substantial portion of his time to our business.

We are dependent on third parties and their key personnel for our success, and we may not find a suitable replacement if any of them becomes unavailable to us.

We rely on third parties.  To facilitate our acquisition of commercial real estate loans, we have entered into a MOSA and expect to enter into additional MOSAs with third parties to originate, underwrite, conduct due diligence, close and service commercial real estate loans.  The departure of any of the key personnel of our MOSA counterparties could have a material adverse effect on our performance.  In addition, we can offer no assurance that we will be able to enter into additional MOSAs with suitable counterparties or maintain commercial relationships with our MOSA counterparties.  Furthermore, none of our third parties will be obligated to dedicate any specific portion of their time to our business.  If any of our MOSAs is terminated and no suitable replacement is found to provide us with similar services, we may not be able to successfully execute our business plan.

There are conflicts of interest in our relationships with third parties, which could hinder our ability to successfully execute our business plan.

There are also potential conflicts of interest that could arise out of our relationships with certain third parties, with which we will enter into MOSAs.  Our MOSA counterparties may manage assets for themselves or other clients that participate in some or all of our targeted asset classes, and therefore our MOSA counterparties may compete directly with us for opportunities or may have other clients that do so.  As a result, we may compete with our MOSA counterparties or their other clients for opportunities and, as a result, we may either not be presented with certain opportunities or have to compete with such other clients to acquire these assets.  Further, at times when there are turbulent conditions in the mortgage markets or distress in the credit markets or other times when we will need focused support from our MOSA counterparties, other clients of our MOSA counterparties will likewise require greater focus and attention, placing our MOSA counterparties’ resources in high demand.  Employees of such MOSA counterparties may have conflicts between their duties to us through our Manager and their employer.  It is not expected that our MOSA counterparties will be required to devote a specific amount of time to our operations.  In such situations, we may not receive the level of support and assistance that we may need to successfully execute our business plan.

There are conflicts of interest in our relationship with our Manager and Annaly, which could result in decisions that are not in the best interest of our stockholders.

We are subject to potential conflicts of interest arising out of our relationship with Annaly and our Manager.  An Annaly executive officer is our Manager’s sole director; two of Annaly’s employees are our directors; and several of Annaly’s employees are officers of our Manager and us.  Specifically, each of our officers also serves as an employee of our Manager or Annaly.  As a result, our Manager and our executives may have conflicts between their duties to us and their duties to, and interests in, Annaly or our Manager.  There may also be conflicts in allocating assets which are suitable both for us and Annaly as well as other FIDAC managed funds.  Annaly may compete with us with respect to certain assets which we may want to acquire, and as a result, we may either not be presented with the opportunity or have to compete with Annaly or other FIDAC-managed funds to acquire these assets.  Our Manager and our executive officers may choose to allocate favorable assets to Annaly or other FIDAC-managed funds instead of to us.  The ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing us.  Further, during turbulent conditions in the mortgage industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager, other entities for which our Manager also acts as a manager will likewise require greater focus and attention, placing our Manager’s resources in high demand.  In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed or if our Manager did not act as a manager for other entities.  There is no assurance that the allocation policy that addresses some of the conflicts relating to our assets, will be adequate to address all of the conflicts that may arise.

Annaly and our executive officers and directors as a group own approximately 25% and 0.3%, respectively, of our common stock, which entitles them to receive quarterly distributions based on financial performance.  In evaluating assets and other management strategies, this may lead our Manager to place emphasis on the maximization of revenues at the expense of other criteria, such as preservation of capital.  Assets with higher yield potential are generally riskier or more speculative.  This could result in increased risk to the value of our portfolio.  Annaly and each our Manager’s officers and employees who is an existing stockholder may sell shares in us at any time following the lock-up period.  The lock-up period expires on the earlier of (i) September 16, 2012 or (ii) the termination of the management agreement.  To the extent Annaly or our Manager’s officers and employees sell some of their shares, their interests may be less aligned with our interests.

Our Manager has limited management experience with CMBS, commercial real estate loans and securities or other commercial real estate assets, and there can be no assurance that our Manager will be able to replicate its historical performance.

Our Manager has limited management experience with CMBS, commercial real estate loans and securities or other commercial real estate assets, which we may pursue as part of our strategy.  Our targeted asset classes are different from that of other entities that are or have been managed by our Manager.  In particular, entities managed by our Manager have not purchased commercial mortgage loans or structured commercial loan securitizations.  Accordingly, our Manager’s historical returns will not be indicative of its performance for our strategy, and we can offer no assurance that our Manager will replicate the historical performance of the Manager’s professionals in their previous endeavors.  Our returns could be substantially lower than the returns achieved by our Manager’s professionals’ previous endeavors.

Our Manager’s management fee is payable regardless of our performance, which may reduce our Manager’s incentive to devote its time and effort to seeking attractive assets for our portfolio.

We will pay our Manager a management fee regardless of our performance, which may reduce our Manager’s incentive to devote its time and effort to seeking assets that provide attractive risk-adjusted returns for our portfolio.  This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock.  In addition, in calculating the management fee, unrealized gains and losses are excluded, which could incentivize our manager to sell appreciated assets and keep non-performing assets, even though it may not be in our best interest to do so.

The management agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

Our Chief Executive Officer, President, Chief Financial Officer, Head of Commercial Underwriting, Head of Investments, Treasurer, Controller and Secretary also serve as employees of our Manager.  In addition, certain of our directors are employees of our Manager.  Our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

Termination of the management agreement with our Manager without cause is difficult and costly.  Our independent directors will review our Manager’s performance and the management fees annually.  During the initial three-year term of the management agreement, we may not terminate the management agreement except for cause.  Following the initial term, the management agreement may be terminated annually by us without cause upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of the outstanding shares of our common stock (other than those shares held by Annaly or its affiliates), based upon: (i) our Manager’s unsatisfactory performance that is materially detrimental to us, or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors.  Our Manager will be provided 180-days’ prior notice of any such termination.  Additionally, upon such termination, the management agreement provides that we will pay our Manager a termination fee equal to three times the average annual management fee (or if the period is less than 24 months annualized) earned by our Manager during the prior 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter.  These provisions may adversely affect our ability to terminate our Manager without cause.

Our Manager is only contractually committed to serve us until December 31, 2013.  Thereafter, the management agreement is renewable on an annual basis; provided, however, that our Manager may terminate the management agreement annually upon 180-days’ prior notice.  If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Our board of directors has approved very broad asset guidelines for our Manager and will not approve each decision made by our Manager.

Our Manager is authorized to follow very broad asset guidelines.  Our board of directors reviews our asset guidelines and our portfolio at least quarterly, but will not, and will not be required to, review all of our proposed asset acquisitions or any type or category of asset, except that an asset in a security structured or managed by our Manager must be approved by a majority of our independent directors.  In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager.  Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors.  Our Manager will have great latitude within broad asset guidelines in determining the types of assets it may decide are proper for us, which could result in returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results.  Furthermore, decisions made by our Manager may not be in your best interest.

We may change our strategy or asset guidelines, asset allocation, financing strategy or leverage policies without stockholder consent, which may result in riskier asset purchases.

We may change our strategy or asset guidelines, asset allocation, financing strategy or leverage policies at any time without the consent of our stockholders, which could result in our purchasing assets that are different from, and possibly riskier than, the assets described in this annual report.  A change in our strategy may increase our exposure to default risk, real estate market fluctuations and interest rate risk.  These changes could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

Our Manager has an incentive to deploy our funds in investment vehicles managed by our Manager, which may reduce other opportunities available to us.

While purchasing interests in investment vehicles managed by our Manager requires approval by a majority of our independent directors, our Manager has an incentive to deploy our funds in investment vehicles managed by our Manager.  In addition, we cannot assure you that purchasing interests in investment vehicles managed by our Manager will prove beneficial to us.

We compete with investment vehicles of our Manager for access to our Manager’s resources and asset acquisition opportunities.

Our Manager provides investment and financial advice to a number of investment vehicles and some of our Manager’s personnel are also employees of Annaly and in that capacity are involved in Annaly’s asset acquisition process.  Accordingly, we will compete with our Manager’s other investment vehicles and with Annaly for our Manager’s resources and asset acquisition opportunities.  In the future, our Manager may sponsor and manage other investment vehicles with a focus that overlaps with ours, which could result in us competing for access to the benefits that we expect our relationship with our Manager to provide to us.

Risks Related To Our Assets

A prolonged economic slowdown or continued declining real estate values could impair our assets and harm our operating results.

Many of our assets may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our assets and a decrease in revenues, net income and asset values.  Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.  These events could result in significant diminution in the value of our assets, prevent us from increasing our assets and have an adverse effect on our operating results.

Difficult conditions in the mortgage and commercial real estate markets may cause us to experience market losses related to our holdings, and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the mortgage and commercial real estate markets, the financial markets and the economy generally.  Continuing concerns about the declining real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward.  The mortgage market has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen.  The disruption in the mortgage market has an impact on new demand for homes, which will compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies.  In addition, the commercial mortgage market has also begun to come under significant pressure, which has dramatically impacted the valuation of CMBS and commercial loans.  The further deterioration of the real estate market after we deploy the proceeds from this offering may cause us to experience losses related to our assets and we could sell assets at a loss.  Declines in the market values of our assets may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

In addition, declines in the real estate markets, including falling home prices and increasing foreclosures and unemployment, have resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. We may rely on the availability of financing to acquire real estate-related securities and commercial mortgage loans on a levered basis. Institutions from which we will seek to obtain financing may have owned or financed real estate-related securities and commercial real estate loans, which have declined in value and caused them to suffer losses as a result of the downturn in the real estate markets. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. If these conditions persist, these institutions may become insolvent or tighten their lending standards, which could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our assets.

Continued adverse developments in the broader residential and commercial mortgage market may adversely affect the value of the assets in which we invest.

In 2008, 2009 and so far in 2010, the residential and commercial mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns.  Certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential and commercial mortgage market.  These losses have reduced financial industry capital, leading to reduced liquidity for some institutions.  These factors have impacted investor perception of the risk associated with CMBS and commercial mortgage loans which we may acquire.  As a result, values for CMBS and commercial mortgage loans in which we intend to invest have experienced volatility.  Further increased volatility and deterioration in the broader residential and commercial mortgage and MBS markets may adversely affect the performance and market value of our assets.

Any decline in the value of our assets, or perceived market uncertainty about their value, would likely continue to make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place.  The CMBS in which we invest is classified for accounting purposes as available-for-sale.  All assets classified as available-for-sale will be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  As a result, a decline in fair values may reduce the book value of our assets.  Moreover, if the decline in fair value of an available-for-sale security is other-than-temporarily impaired, such decline will reduce earnings.  If market conditions result in a decline in the fair value of our CMBS, our financial position and results of operations could be adversely affected.

The commercial mortgage loans we expect to acquire and the mortgage loans underlying our CMBS assets will depend on the ability of the commercial property owner to generate net income from operating the property.  Failure to do so may result in delinquency and/or foreclosure.

Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things,

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location, condition and design;

•	competition from comparable types of properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	changes in national, regional or local economic conditions or specific industry segments, including the credit and securitization markets;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

•	acts of God, terrorist attacks, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders.  In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.  Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

We may not realize income or gains from our assets which could cause the value of our common stock to decline.

We seek to generate both current income and capital appreciation.  The assets we invest in may, however, not appreciate in value and, in fact, may decline in value, and the loans and debt securities we purchase may default on interest or principal payments.  Accordingly, we may not be able to realize income or gains from our assets.  Any gains that we do realize may not be sufficient to offset any other losses we experience.  Any income that we realize may not be sufficient to offset our expenses.

Because assets we expect to acquire may experience periods of illiquidity, we may lose profits or be prevented from earning capital gains if we cannot sell mortgage-related assets at an opportune time.

We bear the risk of being unable to dispose of our targeted assets at advantageous times or in a timely manner because mortgage-related assets generally experience periods of illiquidity, including the recent period of delinquencies and defaults with respect to commercial mortgage loans.  The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets.  As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which may cause us to incur losses.

The lack of liquidity in our assets may adversely affect our business.

The illiquidity of our assets in real estate loans and CMBS, may make it difficult for us to sell such assets if the need or desire arises.  Many of the securities we purchase are not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain assets such as B Notes, mezzanine loans and bridge and other loans are also particularly illiquid assets due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default.  Moreover, turbulent market conditions, such as those recently in effect, could significantly and negatively impact the liquidity of our assets. It may be difficult or impossible to obtain third party pricing on the assets we purchase. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value.  In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets.  As a result, we expect many of our assets will be illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets.  Further, we may face other restrictions on our ability to liquidate an asset in a business entity to the extent that we or our Manager has or could be attributed with material, nonpublic information regarding such business entity.  As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our assets may be concentrated and will be subject to risk of default.

We are not required to observe specific diversification criteria.  To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our shares and accordingly may reduce our ability to pay dividends to our stockholders.

Our CMBS assets are subject to losses.

We have acquired and expect to continue to acquire CMBS. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B Note, if any, then by the “first loss” subordinated security holder generally, the “B-Piece” buyer, and then by the holder of a higher-rated security.  In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B Notes, and any classes of securities junior to those which we acquire, we will not be able to recover all of our capital in the securities we purchase.  In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities.  The prices of lower credit quality CMBS are generally less sensitive to interest rate changes than more highly rated CMBS, but more sensitive to adverse economic downturns or individual issuer developments.  The projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS because the ability of obligors of mortgages underlying CMBS to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

We may not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to the CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans will be held by a “directing certificateholder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of CMBS in such series (except in the case of TALF-financed CMBS, where TALF rules prohibit control by investors in a subordinate class once the principal balance of that class is reduced to less than 25% of its initial principal balance as a result of both actual realized losses and “appraisal reduction amounts”).  To the extent that we focus on acquiring classes of existing series of CMBS originally rated AAA, we will not have the right to appoint the directing certificateholder.  In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

If our Manager overestimates the yields or incorrectly prices the risks of our assets, we may experience losses.

Our Manager values our potential assets based on yields and risks, taking into account estimated future losses on the mortgage loans and the underlying collateral included in the securitization’s pools, and the estimated impact of these losses on expected future cash flows and returns.  Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager underestimates the asset level losses relative to the price we pay for a particular asset, we may experience losses with respect to such asset.

Purchases of non-conforming and non-investment grade rated loans or securities involve increased risk of loss.

It is possible that some of the loans we acquire will not conform to conventional loan standards applied by traditional lenders and either will not be rated or will be rated as non-investment grade by the rating agencies.  The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors.  As a result, these loans will have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our stockholders and adversely affect the market value of our common shares.  There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our portfolio.

Any credit ratings assigned to our assets will be subject to ongoing evaluations and revisions, and we cannot assure you that those ratings will not be downgraded.

Some of our assets may be rated by Moody’s Investors Service, Fitch Ratings, S&P, DBRS, Inc. or Realpoint LLC.  Any credit ratings on our assets are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant.  If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our assets in the future, the value of these assets could significantly decline, which would adversely affect the value of our portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.  Further, if rating agencies reduce the ratings on assets that we intended to finance through the TALF or put such assets on watch or review for a downgrade, such assets (with limited exceptions) would no longer be eligible collateral that could be financed through the TALF.

The B Notes that we may acquire may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may acquire B Notes. A B Note is a mortgage loan typically (1) secured by a first mortgage on a single large commercial property or group of related properties and (2) subordinated to an A Note secured by the same first mortgage on the same collateral.  As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note holders after payment to the A Note holders. However, because each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may vary from transaction to transaction.  Further, B Notes typically are secured by a single property and so reflect the risks associated with significant concentration.  Significant losses related to our B Notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.

Our mezzanine loan assets will involve greater risks of loss than senior loans secured by income-producing properties.

We have acquired and may continue to acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property.  These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan.  If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt.  As a result, we may not recover some or all of our initial expenditure.  In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.  Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could harm our earnings.

When we sell loans, we will be required to make customary representations and warranties about such loans to the loan purchaser.  Our commercial mortgage loan sale agreements will require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser.  In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan.  Likewise, we may be required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations.  The remedies available to a purchaser of mortgage loans are generally broader than those available to us against the originating broker or correspondent.  Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers.  The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all.  They are also typically sold at a significant discount to the unpaid principal balance.  Significant repurchase activity could harm our cash flow, results of operations, financial condition and business prospects.

Our Manager’s and our third party loan originators and servicers’ due diligence of potential assets may not reveal all of the liabilities associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.

Before making an asset acquisition, our Manager will assess the strengths and weaknesses of the originator or issuer of the asset as well as other factors and characteristics that are material to the performance of the asset.  In making the assessment and otherwise conducting customary due diligence, our Manager will rely on resources available to it, including our third party loan originators and servicers.  This process is particularly important with respect to newly formed originators or issuers because there may be little or no information publicly available about these entities and assets.  There can be no assurance that our Manager’s due diligence process will uncover all relevant facts or that any asset acquisition will be successful.

Our real estate assets are subject to risks particular to real property, which may adversely affect our returns from certain assets and our ability to make distributions to our stockholders.

We own assets secured by real estate and may own real estate directly in the future, either through direct purchases or upon a default of mortgage loans.  Real estate assets are subject to various risks, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

•	the potential for uninsured or under-insured property losses.

If any of these or similar events occurs, it may reduce our return from an affected property or investment and reduce or eliminate our ability to make distributions to stockholders.

Construction loans involve an increased risk of loss.

We may acquire construction loans.  If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan.

Risks of cost overruns and noncompletion of renovation of the properties underlying rehabilitation loans may result in significant losses.  The renovation, refurbishment or expansion by a borrower under a mortgaged property involves risks of cost overruns and noncompletion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate.  Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks and rehabilitation and subsequent leasing of the property not being completed on schedule.  If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment, which could result in significant losses.

Our Manager uses analytical models and data in connection with the valuation of our assets, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

Given the complexity of our assets and strategies, our Manager must rely heavily on analytical models (both proprietary models developed by our Manager and those supplied by third parties) and information and data supplied by our third party loan originators and servicers, or models and data.  Models and data are used to value assets or potential asset purchases and also in connection with hedging our assets.  When models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on models and data, especially valuation models, our Manager may be induced to buy certain assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether.  Similarly, any hedging based on faulty models and data may prove to be unsuccessful.  Furthermore, any valuations of our assets that are based on valuation models may prove to be incorrect.

Some of the risks of relying on analytical models and third-party data are particular to analyzing tranches from securitizations, such as MBS. These risks include, but are not limited to, the following: (i) collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors; (ii) information about collateral may be incorrect, incomplete, or misleading; (iii) collateral or bond historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); or (iv) collateral or bond information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.

Some of the analytical models used by our Manager, such as mortgage prepayment models or mortgage default models, are predictive in nature.  The use of predictive models has inherent risks.  For example, such models may incorrectly forecast future behavior, leading to potential losses on a cash flow and/or a mark-to-market basis. In addition, the predictive models used by our Manager may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain assets than actual market prices.  Furthermore, since predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data and the ability of these historical models to accurately reflect future periods.

All valuation models rely on correct market data inputs. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if market data is inputted correctly, “model prices” will often differ substantially from market prices, especially for securities with complex characteristics, such as derivative securities.

Interest rate mismatches between our assets and our borrowings used to fund our purchases of these assets may reduce our income during periods of changing interest rates.

We intend to fund some of our acquisitions of commercial real estate loans and real estate-related securities with borrowings that have interest rates based on indices and repricing terms with shorter maturities than the interest rate indices and repricing terms of our adjustable-rate assets. Accordingly, if short-term interest rates increase, this may harm our profitability.

Some of the commercial real estate loans and real estate-related securities we acquire will be fixed-rate securities. This means that their interest rates will not vary over time based upon changes in a short-term interest rate index. Therefore, the interest rate indices and repricing terms of the assets that we acquire and their funding sources will create an interest rate mismatch between our assets and liabilities. During periods of changing interest rates, these mismatches could reduce our net income, dividend yield and the market price of our stock.

Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings will adjust whereas the interest rates on our fixed-rate assets will remain unchanged.

Interest rate caps on our adjustable-rate MBS may adversely affect our profitability.

Adjustable-rate MBS are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase over the life of the security. Our borrowings typically will not be subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps could limit the interest rates on our adjustable-rate MBS. This problem is magnified for hybrid adjustable-rate and adjustable-rate MBS that are not fully indexed. Further, some hybrid adjustable-rate and adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on hybrid adjustable-rate and adjustable-rate MBS than we need to pay interest on our related borrowings. These factors could reduce our net interest income and cause us to suffer a loss.

We may experience a decline in the fair value of our assets.

A decline in the fair market value of our assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets.  If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.

Some of our portfolio assets are recorded at fair value and, as a result, there will be uncertainty as to the value of these assets.  Some of our portfolio assets are in the form of positions or securities that are not publicly traded.  The fair value of securities and other investments that are not publicly traded may not be readily determinable.  We value these assets quarterly at fair value. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed.  The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

An increase in prepayment rates could adversely affect yields on our assets.

The value of our assets may be affected by prepayment rates on mortgage loans.  Prepayment rates on mortgage loans are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, prepayment rates cannot be predicted with certainty.  In periods of declining mortgage interest rates, prepayments on mortgage loans generally increase. If general interest rates decline as well, we are likely to reinvest the proceeds of prepayments received during these periods in assets yielding less than the mortgage loans that were prepaid. In addition, the market value of the mortgage loan assets may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates.  Conversely, in periods of rising interest rates, prepayments on mortgage loans generally decrease, in which case we would not have the prepayment proceeds available to acquire assets with higher yields.  Under certain interest rate and prepayment scenarios, we may fail to recoup fully our cost of certain assets purchased at a premium to face value.  In addition, other factors such as the credit rating of the borrower, the rate of home price appreciation or depreciation and the availability of public or private loan modification programs, none of which can be predicted with any certainty, may affect prepayment speeds on mortgage loans.

Liability relating to environmental matters may impact the value of properties that we may acquire upon foreclosure of the properties underlying our assets.

If we foreclose on properties with respect to which we have extended mortgage loans, we may be subject to environmental liabilities arising from such foreclosed properties.  Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to make distributions to our stockholders. If we acquire any properties, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may adversely affect our business.

On September 7, 2008, the Federal Housing Finance Agency, or FHFA, placed Fannie Mae and Freddie Mac into conservatorship and, together with the Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities.  In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the Treasury and Fannie Mae and Freddie Mac pursuant to which the Treasury will ensure that each of the Fannie Mae and Freddie Mac maintains a positive net worth.  On December 24, 2009, the U.S. Treasury’s amended the terms of the of the U.S. Treasury’s PSPAs with Fannie Mae and Freddie Mac to remove the $200 billion per institution limit established under the PSPAs until the end of 2012.  The U.S. Treasury also amended the PSPAs with respect to the requirements for Fannie Mae and Freddie Mac to reduce their portfolios.  Although the Treasury has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that its actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably diminished. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes MBS and could have broad adverse market implications.

On November 25, 2008, the Federal Reserve announced that it will initiate a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the FHLBs and $500 billion in agency MBS backed by Fannie Mae, Freddie Mac and Ginnie Mae. On March 18, 2009, the Federal Reserve increased the size of this program to $200 billion and $1.25 trillion respectively.  The Federal Reserve has announced that it intends to wind up this program on March 31, 2010.  It is possible that a change in the Treasury’s and the Federal Reserve’s commitment to purchase MBS in the future could negatively affect the pricing of MBS that we seek to acquire.  Given the highly fluid and evolving nature of events, it is unclear how our business may be impacted.  Further activity of the U.S. Government or market response to developments at Fannie Mae and Freddie Mac could adversely impact our business.  Any changes to the nature of their guarantee obligations could redefine what constitutes a MBS and could have broad adverse implications for the market and our business, operations and financial condition.  Moreover, if Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), we may be unable to acquire additional MBS and our existing MBS could be materially and adversely impacted.

Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize or eliminate such entities entirely.  Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac.  As a result, such laws could increase the risk of loss on investments in MBS guaranteed by Fannie Mae and/or Freddie Mac.  It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade.  All of the foregoing could materially and adversely affect our business, operations and financial condition.

Risks Related To Our Business

We have a limited operating history and may not be able to operate successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We were organized in January 2008 and have limited operating history.  We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies.  The results of our operations depend on many factors, including the availability of opportunities for the acquisition of assets, the valuation of assets acquired, the level and volatility of interest rates, the availability of adequate short and long-term financing and the terms of the financing, conditions in the financial markets and economic conditions.

We operate in a highly competitive market for asset acquisition opportunities and more established competitors may be able to compete more effectively for asset acquisition opportunities than we can.

A number of entities compete with us to purchase the types of assets that we acquire.  We compete with other REITs, public and private funds, including PPIFs, commercial and investment banks and commercial finance companies, including some of the third parties with which we expect to have relationships.  Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do.  Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have objectives that overlap with ours, which may create competition for asset acquisition opportunities.  Some competitors may have a lower cost of funds and access to funding sources that are not available to us.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of asset acquisitions and establish more relationships than us.  We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.  Also, as a result of this competition, we may not be able to take advantage of attractive asset acquisition opportunities from time to time, and we can offer no assurance that we will be able to identify and purchase assets that are consistent with our objectives.

Maintenance of our exemption from registration under the 1940 Act imposes significant limits on our operations.

We conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. Because we are a holding company that will conduct its businesses primarily through wholly-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act, which may adversely affect our performance.

If the value of securities issued by our subsidiaries that are excepted from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds 40% of our adjusted total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. If we were required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

We expect CreXus S Holdings LLC and certain subsidiaries that we may form in the future to rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of these subsidiaries’ assets must be comprised of qualifying real estate assets and at least 80% of each of their portfolios must be comprised of qualifying real estate assets and real estate-related assets under the 1940 Act. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. If the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

Certain of our subsidiaries may rely on the exemption provided by Section 3(c)(6) to the extent that they hold mortgage assets through majority owned subsidiaries that rely on Section 3(c)(5)(C). The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

We expect CreXus F Asset Holdings LLC and CreXus TALF Holdings, LLC, a subsidiary we formed for the purpose of borrowing under TALF, to rely on Section 3(c)(7) for their 1940 Act exemption and, therefore our interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether we pass the 40% test.

Additionally, we may in the future organize one or more subsidiaries, that seek to rely on the 1940 Act exemption provided to certain structured financing vehicles by Rule 3a-7.  In general, Rule 3a-7 exempts from the 1940 Act issuers that limit their activities as follows:

•	the issuer issues securities the payment of which depends primarily on the cash flow from “eligible assets” that by their terms convert into cash within a finite time period;

•
the securities sold are fixed income securities rated investment grade by at least one rating agency (fixed income securities which are unrated or rated below investment grade may be sold to institutional accredited investors and any securities may be sold to “qualified institutional buyers” and to persons involved in the organization or operation of the issuer);

•
the issuer acquires and disposes of eligible assets (1) only in accordance with the agreements pursuant to which the securities are issued and (2) so that the acquisition or disposition does not result in a downgrading of the issuer’s fixed income securities and (3) the eligible assets are not acquired or disposed of for the primary purpose of recognizing gains or decreasing losses resulting from market value changes; and

•
unless the issuer is issuing only commercial paper, the issuer appoints an independent trustee, takes reasonable steps to transfer to the trustee an ownership or perfected security interest in the eligible assets, and meets rating agency requirements for commingling of cash flows.

Any subsidiary also would need to be structured to comply with any guidance that may be issued by the Division of Investment Management of the SEC on how the subsidiary must be organized to comply with the restrictions contained in Rule 3a-7. Compliance with Rule 3a-7 may require that the indenture governing the subsidiary include additional limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the level of transactions that may occur. In light of the requirements of Rule 3a-7, our ability to manage assets held in a special purpose subsidiary that complies with Rule 3a-7 will be limited and we may not be able to purchase or sell assets owned by that subsidiary when we would otherwise desire to do so, which could lead to losses. Initially, we will limit the aggregate value of our interests in our subsidiaries that may in the future seek to rely on Rule 3a-7 to 20% or less of our total assets on an unconsolidated basis, as we continue to discuss with the SEC staff the use of subsidiaries that rely on Rule 3a-7 to finance our operations.

The determination of whether an entity is a majority-owned subsidiary of our company is made by us. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of common stock.

Rapid changes in the values of our CMBS, commercial mortgage loans and other real estate-related assets may make it more difficult for us to maintain our qualification as a REIT or exemption from the 1940 Act.

If the market value or income potential of our CMBS, commercial mortgage loans and other real estate-related assets declines as a result of market deterioration, ratings downgrades, increased interest rates, prepayment rates or other factors, we may need to increase our real estate assets and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the 1940 Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

We are highly dependent on information systems and third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Our business is highly dependent on communications and information systems.  Any failure or interruption of our systems could cause delays or other problems in our operations, including CMBS purchases and sales, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

The increasing number of proposed federal, state and local laws may increase our risk of liability with respect to certain mortgage loans and could increase our cost of doing business.

The United States Congress and various state and local legislatures are considering legislation, which, among other provisions, would permit limited assignee liability for certain violations in the mortgage loan origination process and “credit risk” retention by originators or securitizers of mortgage loans.  We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business.  We are evaluating the potential impact of these initiatives, if enacted, on our practices and results of operations.  As a result of these and other initiatives, we are unable to predict whether federal, state or local authorities will require changes in our practices in the future.  These changes, if required, could adversely affect our profitability, particularly if we make such changes in response to new or amended laws, regulations or ordinances in any state where we acquire a significant portion of our mortgage loans, or if such changes result in us being held responsible for any violations in the mortgage loan origination process.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions, and changes in accounting treatment may adversely affect our profitability and impact our financial results.

Accounting rules for mortgage loan sales and securitizations, valuations of financial instruments, investment consolidations and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our shareholders. Changes in accounting interpretations or assumptions could impact our financial statements and our ability to timely prepare our financial statements in a timely fashion. Our inability to timely prepare our financial statements in a timely fashion in the future would likely adversely affect our share price significantly.

The fair value at which our assets may be recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond our control. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset is valued. Accordingly, the value of our common shares could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.

Risks Related to U.S. Government Programs

There can be no assurance that the actions of the U.S. Congress, the Federal Reserve, U.S. Treasury and other governmental and regulatory bodies for the purpose of stabilizing the financial markets and increasing credit availability, including the establishment of the TALF and the PPIP, or market response to those actions, will achieve the intended effect, or that our business will benefit from these actions, and further government or market developments may materially and adversely impact us.

In response to the financial issues affecting the banking system and the financial markets and going concern threats to investment banks and other financial institutions, the U.S. Congress, the Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies have taken action to attempt to stabilize the financial markets and increase credit availability.  Significant measures include the enactment of the Economic Stabilization Act of 2008, or the EESA, to, among other things, establish the Troubled Asset Relief Program, or the TARP; the enactment of the Housing and Economic Recovery Act of 2008, or the HERA, which established a new regulator for Fannie Mae and Freddie Mac; the establishment of the TALF; and the establishment of the PPIP.  There can be no assurance that the EESA, HERA, TALF, PPIP or other recent U.S. Government actions will have a beneficial impact on the financial markets.  To the extent the market does not respond favorably to these initiatives or these initiatives do not function as intended, our business may not benefit from the legislation or other U.S. Government actions.  There can also be no assurance that we will be eligible to participate in any programs established by the U.S. Government, such as the TALF or the PPIP, or, if we are eligible, that we will be able to utilize them successfully or at all. In addition, because the programs are designed, in part, to restart the market for certain of our targeted assets, the establishment of these programs may result in increased competition for attractive opportunities in our targeted assets. It is also possible that our competitors may utilize the programs which would provide them with attractive debt and equity capital funding from the U.S. Government. In addition, the Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  We cannot predict whether or when such actions may occur, and such actions could have an adverse impact on our business, results of operations and financial condition.

We may use U.S. Government equity and debt financing to acquire a portion of our CMBS and commercial mortgage loan portfolio.

We have acquired CMBS with financings from the FRBNY, under the TALF.  To become eligible collateral under the TALF, legacy CMBS must have been issued before January 1, 2009, and must be senior in payment priority to all other interests in the underlying pool of commercial mortgages in addition to meeting other specified criteria designed to protect the Federal Reserve and the U.S. Treasury from credit risk.  The TALF programs for newly-issued CMBS are available until June 30, 2010.  The TALF programs for all other TALF-eligible collateral  are available until March 31, 2010.  To be considered eligible collateral under the TALF, both newly issued CMBS and legacy CMBS must have at least two AAA ratings from DBRS, Inc., Fitch Ratings, Moody’s Investors Service, Realpoint LLC or S&P and must not have a rating below AAA from any of these rating agencies or be under watch or review for a downgrade (unless, in the case of legacy CMBS, such watch or review occurs after the subscription date for a loan with regard to such CMBS).  As many legacy CMBS have had their ratings downgraded and at least one rating agency, S&P, has announced that further downgrades are likely in the future, these downgrades may significantly reduce the quantity of legacy CMBS available.  Many legacy CMBS, however, have had their ratings downgraded, and at least one rating agency, S&P, has announced that further downgrades are likely in the future as property values have declined.  These downgrades and reviews for downgrade may significantly reduce the quantity of legacy CMBS that are TALF eligible.  Even if newly issued or legacy CMBS meets all the criteria for eligibility under the TALF, the FRBNY may, in its sole discretion, reject the CMBS as collateral based on its own risk assessment.  There can be no assurance that we will be able to utilize this program successfully or at all.

We may also acquire CMBS with financing under the PPIP by investing in one or more public-private investment funds, or PPIFs, managed by unaffiliated parties established under the Legacy Securities Program to purchase legacy securities.

The terms and conditions of the TALF may change, which could adversely affect our investments.

The terms and conditions of the TALF, including asset and borrower eligibility, could be changed at any time.  Any such modifications may have an adverse effect on the market value of any of our assets that are eligible for financing through the TALF and on our ability to obtain TALF financing.  If the TALF is prematurely discontinued or reduced while our assets financed through the TALF are still outstanding, there may be no market for these assets and the market value of these assets would be adversely affected.

There is no assurance that we will be able to obtain any TALF loans.

The TALF is operated by the FRBNY.  TALF loans are available only on one or two specified days per month.  The TALF runs to June 30, 2010, for newly-issued CMBS, and to March 31, 2010, for all other TALF-eligible collateral.  The FRBNY has complete discretion regarding the extension of credit under the TALF and is under no obligation to make any loans to us even if we meet all of the applicable criteria.  We have previously submitted applications for extensions of credit under the TALF for multiple legacy CMBS assets and have had one request for a TALF loan rejected by the FRBNY related to a legacy CMBS asset.  Requests for TALF loans may surpass the amount of funding authorized by the Federal Reserve and the U.S. Treasury, resulting in an early termination of the TALF.  Depending on the demand for TALF loans and the general state of the credit markets, the Federal Reserve and the U.S. Treasury may decide to modify the terms and conditions of the TALF.  Such actions may adversely affect our ability to obtain TALF loans and use the loan leverage to enhance returns, and may otherwise affect expected returns on our investments.  If we do obtain TALF loans, we may be subject to refinancing risk to the extent the maturity of the CMBS securing a TALF loan is longer than the term of the related TALF loan.  The FRBNY will offer TALF loans with maturities of three or five years while the CMBS securing the TALF loan may have an average life of up to ten years.

We could lose our eligibility as a TALF borrower, which would adversely affect our ability to fulfill our investment objectives.

Any U.S. company is eligible to apply to participate in the TALF, provided that it maintains an account relationship with a primary dealer.  An entity is a U.S. company for purposes of the TALF if it is (1) a business entity or institution that is organized under the laws of the United States or a political subdivision or territory thereof (U.S.-organized) and conducts significant operations or activities in the United States, including any U.S.-organized subsidiary of such an entity; (2) a U.S. branch or agency of a non-U.S. bank (other than a foreign central bank) that maintains reserves with a Federal Reserve Bank; (3) a U.S. insured depository institution; or (4) an investment fund that is U.S.-organized and managed by an investment manager that has its principal place of business in the United States.  An entity that satisfies any one of the requirements above is a U.S. company regardless of whether it is controlled by, or managed by, a company that is not U.S.-organized.  Notwithstanding the foregoing, a U.S. company excludes any entity, other than those described in clauses (2) and (3) above, that is controlled by a foreign government or is managed by an investment manager controlled by a foreign government, other than those described in clauses (2) and (3) above.  For these purposes, an entity controls a company if, among other things, such entity owns, controls, or holds with power to vote 25% or more of a class of voting securities of, or the total equity of, the company.  If for any reason we are deemed not to be eligible to participate in the TALF, all of our outstanding TALF loans will become immediately due and payable, the FRBNY will have full recourse against us for repayment of our TALF loans, and we will not be eligible to obtain future TALF loans.

There is no assurance that we will be able to participate in the PPIP or, if we are able to participate, that funding will be available.

Investors in the Legacy Loans Program must be pre-qualified by the FDIC.  The FDIC has complete discretion regarding the qualification of investors in the Legacy Loans Program and is under no obligation to approve our participation even if we meet all of the applicable criteria.  Under the terms of the Legacy Securities Program, the U.S. Treasury has the right to cease funding of committed but undrawn equity capital and debt financing to a specific fund participating in the Legacy Securities Program.

Downgrades of legacy CMBS and/or changes in the rating methodology and assumptions for future CMBS issuances, may decrease the availability of the TALF to finance CMBS.

On May 26, 2009, Standard & Poor’s Investors Service, Inc., or S&P, which rates a substantial majority of CMBS issuances, issued a request for comment regarding its proposed changes to its methodology and assumptions for rating CMBS, and in so doing indicated that the proposed changes would result in downgrades of a considerable amount of CMBS (including super-senior tranches).  Specifically, S&P indicated that “it is likely that the proposed changes, which represent a significant change to the criteria for rating high investment-grade classes, will prompt a considerable amount of downgrades in recently issued (2005-2008 vintage) CMBS.”  S&P noted that its preliminary findings indicate that approximately 25%, 60%, and 90% of the most senior tranches (by count) within the 2005, 2006, and 2007 vintages, respectively, may be downgraded.  The current TALF guidelines issued by the FRBNY indicate that in order to be eligible for the TALF, legacy CMBS must not have a rating below the highest investment-grade rating category or be under watch or review for a downgrade from any TALF CMBS-eligible rating agency, which includes S&P.  Other rating agencies may take similar actions with regard to their ratings of CMBS.  As a result, downgrades of legacy CMBS may limit substantially the availability of the TALF for legacy CMBS.  Further, changes to the methodology and assumptions in rating CMBS by rating agencies, including S&P’s proposed changes, may decrease the amount or availability of new issue CMBS rated in the highest investment-grade rating category.

The FRBNY has discretion to reject any legacy CMBS as TALF loan collateral and may limit the volume of TALF loans secured by legacy CMBS.

The FRBNY has the right to reject any legacy CMBS as TALF loan collateral based on its risk assessment.  The FRBNY may reject a legacy CMBS based on factors including, but not limited to, unacceptable performance of the mortgage loans in the loan pool backing such legacy CMBS, taking into account whether such pool may have high cumulative losses or a high percentage of delinquent loans, and unacceptable concentrations of mortgage loans with respect to borrower sponsorship, property type and geographic region.  We have previously submitted applications for extensions of credit under the TALF for multiple legacy CMBS assets and have had one request for a TALF loan rejected by the FRBNY related to a legacy CMBS asset.  The FRBNY may also limit the volume of TALF loans secured by legacy CMBS.

We may not be able to acquire sufficient amounts of eligible assets to utilize the TALF or the PPIP in a material way consistent with our investment strategy.

Assets to be used as collateral for TALF and PPIP loans must meet strict eligibility criteria with respect to characteristics such as issuance date, maturity and credit rating and with respect to the origination date of the underlying collateral.  With regard to the TALF, these restrictions may limit the availability of eligible assets, and we may be unable to acquire sufficient amounts of assets to obtain financing under TALF in a material way consistent with our investment strategy.  With regard to the PPIP, even if Legacy Loans PPIFs and Legacy Securities PPIFs are successful in raising capital to fund the purchase of legacy assets, it is unclear whether PPIFs will be successful in deploying such capital to acquire sufficient amounts of assets in a material way consistent with their investment strategies.

Our ability to transfer any assets we may purchase using TALF funding, to the extent available to us, is restricted.

Our assets purchased using TALF funding will be pledged to the FRBNY as collateral for the TALF loans.  If we sell or transfer any of these assets, we must either repay the related TALF loan or obtain the consent of the FRBNY to assign our obligations under the related TALF loan to the assignee, and the assignee must satisfy the criteria as an eligible borrower under TALF.  The FRBNY in its discretion may restrict or prevent us from assigning our loan obligations to a third-party, including a third-party that meets the criteria of an eligible borrower. In addition, the FRBNY will not consent to any assignments after the termination date for making new loans.  The FRBNY TALF programs runs to June 30, 2010, for newly-issued CMBS, and to March 31, 2010, for all other TALF-eligible collateral.

We may need to surrender eligible TALF assets to repay TALF loans at maturity.

Each TALF loan must be repaid by its maturity, either three or five years.  We intend to invest in CMBS that do not mature within the term of the TALF loan.  If we do not have sufficient funds to repay interest and principal on the related TALF loan at maturity and if these assets cannot be sold for an amount equal to or greater than the amount owed on such loan, we must surrender the assets to the FRBNY in lieu of repayment.  If we are forced to sell any assets to repay a TALF loan, we may not be able to obtain a favorable price.  If we default on our obligation to pay a TALF loan and the FRBNY elects to liquidate the assets used as collateral to secure such TALF loan, the proceeds from that sale will be applied, first, to any enforcement costs, second, to unpaid principal and, finally, to unpaid interest.  Under the terms of the TALF, if assets are surrendered to the FRBNY in lieu of repayment, all assets that collateralize that loan must be surrendered. In these situations, we would forfeit any equity that we held in these assets.

FRBNY consent is required to exercise our voting rights on CMBS and while a collateral enforcement event is continuing.

As a requirement of the TALF, we must agree not to exercise and must refrain from exercising any voting, consent or waiver rights under TALF collateral without the consent of the FRBNY.  During the continuance of a collateral enforcement event with respect to any TALF loan, the FRBNY will have the right to exercise voting rights in the related collateral.

We are dependent on the activities of our primary dealers.

To obtain TALF loans, we have executed a customer agreement with a primary dealer, which acts on our behalf under the agreement with the FRBNY.  The primary dealer will submit aggregate loan request amounts on behalf of its customers in the form and manner specified by the FRBNY.  Each primary dealer is required to apply its internal customer identification program and due diligence procedures to each borrower and represent that each borrower is an eligible borrower for purposes of the TALF, and to provide the FRBNY with information sufficient to describe the dealer’s customer risk assessment methodology.  These customer agreements may impose additional requirements that could affect our ability to obtain TALF loans or that impose liability on us to the primary dealer for certain breaches.  Each primary dealer is expected to have relationships with other TALF borrowers, and a primary dealer may allocate more resources toward assisting other borrowers with whom it has other business dealings.  Primary dealers are also responsible for distributing principal and interest after receipt thereof from The Bank of New York Mellon, as custodian for the TALF.  Once funds or collateral are transferred to a primary dealer or at the direction of a primary dealer, neither the custodian nor the FRBNY has any obligation to account for whether the funds or collateral are transferred to the borrower.  We will therefore be exposed to bankruptcy risk of our primary dealers.

We will be subject to interest rate risk, which can adversely affect our net income.

We expect interest rates on fixed-rate TALF loans secured by CMBS will be set at a premium over the then-current three-year or five-year LIBOR swap rate.  As a result, we may be exposed to (1) timing risk between the dates on which payments are received on assets financed through the TALF and the dates on which interest payments are due on the TALF loans and (2) asset/liability repricing risk, due to differences in the dates and indices on which floating rates on the financed assets and on the related TALF loans are reset.

Our ability to receive the interest earnings may be limited.

We make interest payments on any TALF loan from the interest paid to us on the assets used as collateral for the TALF loan.  To the extent that we receive distributions from pledged assets in excess of our required interest payments on a TALF loan during any loan year, the amount of excess interest we may retain will be limited.

Interest payments that are received from the assets that are used as collateral for a TALF loan must be applied to pay interest on the related TALF loan before any interest payments can be distributed to us.  To the extent there are interest payments from the collateral in excess of the required interest payment on the related TALF Loan, the amount of such excess interest that will be distributed to us will be limited.  For example, for a five-year TALF loan, the excess of interest distributions from the collateral over the TALF loan interest payable will be remitted to us only until such excess equals 25% per annum of the haircut amount in the first three loan years, 10% in the fourth loan year, and 5% in the fifth loan year, and the remainder of such excess will be applied to the related TALF loan principal.

We may be required to use our earnings to keep the TALF loans current.  If the interest on the collateral pledged to support a TALF loan is not sufficient to cover the interest payment on such loan, we will have a grace period of 30 days to make the interest payment.  If the loan remains delinquent after the grace period, the FRBNY will enforce its rights to the collateral.

To the extent that proceeds from our TALF assets are received by the custodian prior to the monthly date on which they are distributed to us, such proceeds will be held by the custodian and all interest earned on such proceeds will be retained by the FRBNY.  If such proceeds were immediately distributed to us, we would be able to invest such proceeds in short-term investments and the income from such investments would be available to distribute to our stockholders.

Under certain conditions, we may be required to provide full recourse for TALF loans or to make indemnification payments.

To participate in the TALF, we have executed a customer agreement with a primary dealer authorizing it, among other things, to act as our agent under TALF and to act on our behalf under the agreement with the FRBNY and with The Bank of New York Mellon as administrator and as the FRBNY’s custodian of the collateral.  Under this agreement, we are required to represent to the primary dealer and to the FRBNY that, among other things, we are an eligible borrower, that all of our investors are eligible borrowers and that, based on our review of the disclosure documents relating to the collateral, the collateral that we pledge meets the TALF eligibility criteria.  We also must make representations relating to the arms-length nature of our purchase of legacy CMBS and secondary market nature of the transaction.  The FRBNY has full recourse to us for repayment of the loan for any breach of these representations.  In addition, we may be required to pay to our primary dealer fees under the customer agreement, and we will be required to indemnify our primary dealers for certain breaches under the customer agreements and to indemnify the FRBNY and its custodian for certain breaches under the agreement with the FRBNY.  Payments made to satisfy such full recourse requirements and indemnities could have a material adverse effect on our net income and our distributions to our stockholders, including any proceeds of this offering that we have not yet invested in targeted assets or distributed to our stockholders.

Risks Related to Private Sources of Financing

Our access to private sources of financing may be limited and thus our ability to maximize our returns may be adversely affected.

If and to the extent available in the future, our financing sources may include borrowings in the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. Our access to private sources of financing will depend upon a number of factors over which we have little or no control, including:

•	general market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our eligibility to participate in and access capital from programs established by the U.S. Government;

•	our current and potential future earnings and cash distributions; and

•	the market price of the shares of our capital stock.

The current dislocation and weakness in the capital and credit markets could adversely affect one or more private lenders and could cause one or more of our private lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.  In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us.  In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

Under current market conditions, many forms of structured financing arrangements are generally unavailable, which has also limited borrowings under warehouse and repurchase agreements that are intended to be refinanced by such financings.  Consequently, the execution of our strategy may be dictated by the cost and availability of financing.  Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our shareholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes.  Furthermore, we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, as a REIT, we are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our shareholders and are therefore not able to retain significant amounts of our earnings for new acquisitions.  We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could negatively affect our results of operations.

We may incur significant debt, which will subject us to increased risk of loss and may reduce cash available for distributions to our shareholders.

Subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements.  The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. Our governing documents contain no limitation on the amount of debt we may incur.  Initially, we anticipate utilizing moderate leverage.  However, we may significantly increase the amount of leverage we utilize at any time without approval of our board of directors.  In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•
our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements or (iii) the loss of some or all of our assets to foreclosure or sale;

•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;

•
we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, shareholder distributions or other purposes; and

•	we are not able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.

Interest rate fluctuations could significantly decrease our results of operations and cash flows and the market value of our assets.

Our primary interest rate exposures relate to the yield on our assets and the financing cost of our debt, as well as our interest rate swaps that we utilize for hedging purposes.  Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we incur in financing these assets.  Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us.  Changes in the level of interest rates also may affect our ability to originate and acquire assets, the value of our assets and our ability to realize gains from the disposition of assets.  Changes in interest rates may also affect borrower default rates.  Our operating results depend in large part on differences between the income from our assets, net of credit losses, and our financing costs.  To the extent that our financing costs will be determined by reference to floating rates, such as LIBOR or a U.S. Treasury index, plus a margin, the amount of which will depend on a variety of factors, including, without limitation, (i) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (ii) the level and movement of interest rates and (iii) general market conditions and liquidity.  In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate assets may not compensate for such increase in interest expense, the interest income we earn on our fixed rate assets would not change, the duration and weighted average life of our fixed rate assets would increase and the market value of our fixed rate assets would decrease.  Similarly, in a period of declining interest rates, our interest income on floating rate assets would decrease, while any decrease in the interest we are charged on our floating rate debt may not compensate for such decrease in interest income and interest we are charged on our fixed rate debt would not change.  We anticipate that for any period during which our assets are not match-funded, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates may significantly influence our net income. Increases in these rates will tend to decrease our net income and the market value of our fixed rate assets. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us.  Any such scenario could materially and adversely affect us.  Our operating results will depend, in part, on differences between the income earned on our assets, net of credit losses, and our financing costs.

If we utilize non-recourse long-term securitizations, such structures may expose us to risks which could result in losses to us.

We may utilize non-recourse long-term securitizations of our assets in mortgage loans, especially loan originations, if and when they become available. Prior to any such financing, we may seek to finance assets with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets to maximize the efficiency of a securitization. We also would bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets for a securitization.  In addition, conditions in the capital markets, including the recent unprecedented volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets.  While we would intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any assets included in such securitizations, our inability to enter into such securitizations would increase our overall exposure to risks associated with direct ownership of such assets, including the risk of default.  Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our assets on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

Any warehouse facilities that we may obtain in the future may limit our ability to acquire assets, and we may incur losses if the collateral is liquidated.

If securitization financings become available, we may utilize, if available, warehouse facilities pursuant to which we would accumulate commercial mortgage loans in anticipation of a securitization financing, which assets would be pledged as collateral for such facilities until the securitization transaction is consummated.  To borrow funds to acquire assets under any future warehouse facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing.  We may be unable to obtain the consent of a lender to acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets.  In addition, no assurance can be given that a securitization structure would be consummated with respect to the assets being warehoused.  If the securitization is not consummated, the lender could liquidate the warehoused collateral, and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure.  In addition, regardless of whether the securitization is consummated, if any of the warehoused collateral is sold before the consummation, we would have to bear any resulting loss on the sale.  Currently, we have no warehouse facilities in place, and no assurance can be given that we will be able to obtain one or more warehouse facilities on favorable terms, or at all.

Any repurchase agreements and bank credit facilities that we may use in the future to finance our assets may require us to provide additional collateral or pay down debt.

In the event we utilize such financing arrangements, they would involve the risk that the market value of the loans pledged or sold by us to the repurchase agreement counterparty or provider of the bank credit facility may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all.  Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets.  If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets.  Such an event could restrict our access to bank credit facilities and increase our cost of capital.  The providers of repurchase agreement financing and bank credit facilities may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations.  As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

If the counterparty to a repurchase transaction defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term or if we default on our obligations under a repurchase agreement, we will lose money on that repurchase transaction.

If we engage in a repurchase transaction, we generally would sell securities to the transaction counterparty and receive cash from the counterparty. The counterparty would be obligated to resell the securities back to us at the end of the term of the transaction, which is typically 30 to 90 days. Because the cash we would receive from the counterparty when we initially sold the securities to the counterparty will be less than the value of those securities (this difference is referred to as the haircut), if the counterparty defaults on its obligation to resell the securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).

We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could adversely affect our earnings, and thus our cash available for distribution to you. If we default on one of our obligations under a repurchase transaction, the counterparty can terminate the transaction and cease entering into any other repurchase transactions with us. In that case, we would likely need to establish a replacement repurchase facility with another repurchase dealer in order to continue to leverage our portfolio and carry out our strategy. There is no assurance we would be able to establish a suitable replacement facility.

Our rights under repurchase agreements will be subject to the effects of the bankruptcy laws in the event of our or our lenders’ bankruptcy or insolvency under the repurchase agreements, which may allow our lenders to repudiate our repurchase agreements.

In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.

An increase in our borrowing costs relative to the interest we will receive on our assets may adversely affect our profitability, and thus our cash available for distribution to you.

As repurchase agreements and other short-term borrowings that we may enter mature, we would be required either to enter into new borrowings or to sell certain of our assets. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would adversely affect our returns on our assets that are subject to prepayment risk, including our mortgage-backed securities, which might reduce earnings and, in turn, cash available for distribution to you.

If we issue senior securities we will be exposed to additional risks, which may restrict our operating flexibility.

If we decide to issue senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, you, will bear the cost of issuing and servicing such securities.

Securitizations would expose us to additional risks.

In the most likely securitization structure, we would convey a pool of assets to a special purpose vehicle, the issuing entity, and the issuing entity would issue one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes would be secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we would receive the cash proceeds of the sale of non-recourse notes and a 100% interest in the equity of the issuing entity. The securitization of our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, we cannot be assured that we will be able to continue to access the securitization market or be able to do so at favorable rates. The inability to securitize our portfolio could hurt our performance and our ability to grow our business.

Lenders may require us to enter into restrictive covenants relating to our operations that may inhibit our ability to grow our business and increase revenues.

If or when we obtain debt financing, lenders (especially in the case of bank credit facilities) may impose restrictions on us that would affect our ability to incur additional debt, make certain allocations or acquisitions, reduce liquidity below certain levels, make distributions to our shareholders, redeem debt or equity securities and impact our flexibility to determine our operating policies and strategies.  For example, our loan documents may contain negative covenants that limit, among other things, our ability to repurchase our common shares, distribute more than a certain amount of our net income or funds from operations to our shareholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates.  If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral.  We may also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default.  Furthermore, this could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.  A default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding. This could also significantly harm our business, financial condition, results of operations and ability to make distributions, which could cause the value of our capital stock to decline. A default could also significantly limit our financing alternatives such that we would be unable to pursue our leverage strategy, which could adversely affect our returns.

If one or more of our Manager’s executive officers are no longer employed by our Manager, financial institutions providing any financing arrangements we may have may not provide future financing to us, which could materially and adversely affect us.

If financial institutions that we seek to finance our assets require that one or more of our Manager’s executives continue to serve in such capacity and if one or more of our Manager’s executives are no longer employed by our Manager, it may constitute an event of default and the financial institution providing the arrangement may have acceleration rights with respect to outstanding borrowings and termination rights with respect to our ability to finance our future assets with that institution. If we are unable to obtain financing for our accelerated borrowings and for our future assets under such circumstances, we could be materially and adversely affected.

Risks Related to Hedging

We may enter into economic hedging transactions that could expose us to contingent liabilities in the future and adversely affect our financial condition.

Subject to maintaining our qualification as a REIT, part of our strategy will involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). These potential payments will be contingent liabilities and therefore may not appear in our financial statements.  The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Hedging against interest rate exposure may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and liabilities incurred and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	due to a credit loss, the duration of the hedge may not match the duration of the related liability;

•
the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Internal Revenue Code or that are done through a TRS) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

Hedging transactions, which are intended to limit losses, may actually limit gains and increase our exposure to losses. As a result, hedging activity may adversely affect our earnings, which could reduce our cash available for distribution to you. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

In addition, we may fail to recalculate, readjust and execute hedges in an efficient manner.

Any hedging activity in which we engage may materially and adversely affect our results of operations and cash flows.  Therefore, while we may enter into such transactions seeking to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially.  Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involves risks and costs that could result in material losses.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates, we may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements.  The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price.  Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk.  We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.

Risks Related To Our Common Stock

Annaly owns a significant percentage of our common stock, which could result in significant influence over the outcome of matters submitted to the vote of our stockholders.

Annaly owns approximately 25% of our outstanding shares of common stock.  As a result, Annaly may have significant influence over the outcome of matters submitted to a vote of our stockholders, including the election of our directors or transactions involving a change in control. The interests of Annaly may conflict with, or differ from, the interests of other holders of our capital stock. So long as Annaly continues to own a significant percentage of shares of our common stock, it will significantly influence all our corporate decisions submitted to our stockholders for approval, regardless of whether or not we terminate the management agreement with our Manager.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations.  Some of the factors that could negatively affect our share price include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;

•	actual or perceived conflicts of interest with our Manager and individuals, including our executives;

•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•	actual or anticipated accounting problems;

•	publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions to or departures of our Manager’s or Annaly’s key personnel;

•	actions by stockholders;

•	speculation in the press or investment community;

•	our failure to meet, or the lowering of, our earnings’ estimates or those of any securities analysts;

•
increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock, if we have begun to make distributions to our stockholders, and would result in increased interest expenses on our debt;

•	failure to maintain our REIT qualification or exemption from the 1940 Act;

•	price and volume fluctuations in the stock market generally; and

•	general market and economic conditions, including the current state of the credit and capital markets.

Market factors unrelated to our performance could also negatively impact the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market value of our common stock. For instance, if interest rates rise, it is likely that the market price of our common stock will decrease as market rates on interest-bearing securities increase.

Common stock eligible for future sale may have adverse effects on our share price.

We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of the common stock.  If an active trading market develops for our common stock, the market price of our common stock may decline significantly when the restrictions on re-sale (or lock-up agreement) by certain of our stockholders lapse.  Sales of substantial amounts of common stock, or the perception that such sales could occur, may adversely affect the prevailing market price for our common stock.

Also, we may issue additional shares of our common stock in subsequent public offerings or private placements to acquire new assets or for other purposes.  We are not required to offer any such shares to our current stockholders on a preemptive basis.  Therefore, it may not be possible for existing stockholders to participate in such future share issuances which may dilute their interests in us.

There is a risk that you may not receive distributions or that distributions may not grow over time.

We intend to make distributions on a quarterly basis out of assets legally available therefore to our stockholders in amounts such that all or substantially all of our REIT taxable income in each year is distributed.  We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this annual report.  All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and other factors as our board of directors may deem relevant from time to time.  Among the factors that could adversely affect our results of operations and impair our ability to pay distributions to our stockholders are:

•	the profitability of the assets we purchase with the net proceeds of this offering:

•	our ability to make profitable asset acquisitions;

•	margin calls or other expenses that reduce our cash flow;

•	defaults in our asset portfolio or decreases in the value of our portfolio; and

•	the fact that anticipated operating expense levels may not provide accurate, as actual results may vary from estimates.

A change in any one of these factors could affect our ability to make distributions.  We cannot assure you that we will achieve results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions.

Market interest rates may have an effect on the trading value of our shares.

One of the factors that investors may consider in deciding whether to buy or sell our shares is our distribution rate as a percentage of our share price relative to market interest rates.  If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest.  As a result, interest rate fluctuations and capital market conditions can affect the market value of our shares.  For instance, if interest rates rise, it is likely that the market price of our shares will decrease as market rates on interest-bearing securities, such as bonds, increase.

Investing in our shares may involve a high degree of risk and may result in a loss of principal.

The assets we purchase in accordance with our objectives may result in a high amount of risk when compared to alternative asset acquisition options and volatility or loss of principal.  Our investments may be highly speculative and aggressive, are subject to credit, interest and market value risks, among other things, and therefore an investment in our shares may not be suitable for someone with lower risk tolerance.

Broad market fluctuations could negatively impact the market price of our common stock.

The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances.  These broad market fluctuations could reduce the market price of our common stock.  Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of our common stock.

Future sales of shares may have adverse consequences for investors.

We may issue additional shares in public offerings or private placements to make new asset purchases or for other purposes.  We are not required to offer any such shares to existing stockholders on a pre-emptive basis.  Therefore, it may not be possible for existing stockholders to participate in such future share issues, which may dilute the existing stockholders’ interests in us.  Additional shares may be issued pursuant to the terms of the underwriters’ option, which, if issued, would dilute stockholders’ percentage ownership in us.  If the underwriters exercise their option to purchase additional shares to cover overallotments, the issuance of additional shares by us, or the possibility of such issue, may cause the market price of the shares to decline.  Annaly executive officers and directors as a group own approximately 25% and 0.3%, respectively, of our outstanding shares of common stock.

Risks Related to Our Organization and Structure

Our charter and bylaws contain provisions that may inhibit potential acquisition bids that you and other stockholders may consider favorable, and the market price of our common stock may be lower as a result.

Our charter and bylaws contain provisions that may have an anti-takeover effect and inhibit a change in our board of directors.  These provisions include the following:

•
There are ownership limits and restrictions on transferability and ownership in our charter.  To qualify as a REIT for each taxable year after 2009, not more than 50% of the value of our outstanding stock may be owned, directly or constructively, by five or fewer individuals during the second half of any taxable year.  In addition, our shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year for each taxable year after 2009.  To assist us in satisfying these tests, our charter generally prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our outstanding capital stock.  These restrictions may discourage a tender offer or other transactions or a change in the composition of our board of directors or control that might involve a premium price for our shares or otherwise be in the best interests of our stockholders and any shares issued or transferred in violation of such restrictions being automatically transferred to a trust for a charitable beneficiary, thereby resulting in a forfeiture of the additional shares.

•
Our charter permits our board of directors to issue stock with terms that may discourage a third party from acquiring us.  Our charter permits our board of directors to amend the charter without stockholder approval to increase the total number of authorized shares of stock or the number of shares of any class or series and to issue common or preferred stock, having preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, or terms or conditions of redemption as determined by our board of directors.  Thus, our board of directors could authorize the issuance of stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares.

•
Maryland Control Share Acquisition Act.  Maryland law provides that “control shares” of a corporation acquired in a “control share acquisition” will have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act.

If voting rights or control shares acquired in a control share acquisition are not approved at a stockholders’ meeting, or if the acquiring person does not deliver an acquiring person statement as required by the Maryland Control Share Acquisition Act, then, subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value.  If voting rights of such control shares are approved at a stockholders’ meeting and the acquiror becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights.  Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act.  However, our board of directors may amend our bylaws in the future to repeal or modify this exemption, in which case any control shares of our company acquired in a control share acquisition will be subject to the Maryland Control Share Acquisition Act.

•
Business Combinations.  Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder.  These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities.  An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or

•
an affiliate or associate of the corporation who, at any time within the two-year period before the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which such person otherwise would have become an interested stockholder.  However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation, other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares.

The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder.  Our board of directors has adopted a resolution which provides that any business combination between us and any other person is exempted from the provisions of the Maryland Control Share Acquisition Act, provided that the business combination is first approved by the board of directors.  This resolution, however, may be altered or repealed in whole or in part at any time.  If this resolution is repealed, or the board of directors does not otherwise approve a business combination, this statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

•
Staggered board of directors.  Our board of directors is divided into three classes of directors.  The current terms of the directors expire in 2010, 2011 and 2012, respectively.  Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders.  The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interests of our stockholders.

•
Our charter and bylaws contain other possible anti-takeover provisions.  Upon completion of this offering, our charter and bylaws will contain other provisions that may have the effect of delaying, deferring or preventing a change in control of us or the removal of existing directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Under Maryland law generally, a director’s actions will be upheld if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated for which Maryland law prohibits such exemption from liability.

In addition, our charter authorizes us to obligate our company to indemnify our present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law.  Our bylaws require us to indemnify each present or former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party because of his or her service to us.  In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of two-thirds of the votes entitled to be cast in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our stockholders.

Tax Risks

Your investment has various tax risks.

This summary of certain tax risks is limited to the U.S. federal tax risks addressed below.  Additional risks or issues may exist that are not addressed in this annual report and that could affect the U.S. federal tax treatment of us or our stockholders.

This annual report is not intended to be used and cannot be used by any stockholder to avoid penalties that may be imposed on stockholders under the Internal Revenue Code.

We strongly urge you to seek advice based on your particular circumstances from an independent tax advisor concerning the effects of U.S. federal, state and local income tax law on an investment in our common stock and on your individual tax situation.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock.  To meet these tests, we may be required to forego investments we might otherwise make.  We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.  Thus, compliance with the REIT requirements may hinder our investment performance.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and MBS.  The remainder of our investment in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.  In addition, in general, no more than 5% of the value of our assets (other than government securities and qualifying real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs.  If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT status and suffering adverse tax consequences.  As a result, we may be required to liquidate from our portfolio otherwise attractive investments.  These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (2) we are a “pension-held REIT,” (3) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (4) the residual REMIC interests we buy generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (3), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Internal Revenue Code

Classification of a securitization or financing arrangement we enter into as a taxable mortgage pool could subject us or certain of our stockholders to increased taxation.

If we have borrowings with two or more maturities and, (1) those borrowings are secured by mortgages or MBS and (2) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or MBS to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code.  If any part of our investments were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, but a portion of the taxable income we recognize may, under regulations to be issued by the Treasury Department, be characterized as “excess inclusion” income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

•	not be allowed to be offset by a stockholder’s net operating losses;

•	be subject to a tax as unrelated business income if a stockholder were a tax-exempt stockholder;

•
be subject to the application of U.S. federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

•
be taxable (at the highest corporate tax rate) to us, rather than to our stockholders, to the extent the excess inclusion income relates to stock held by disqualified organizations (generally, tax-exempt companies not subject to tax on unrelated business income, including governmental organizations).

Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to our stockholders.

We intend to operate in a manner that will cause us to qualify as a REIT for U.S. federal income tax purposes.  However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited.  Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis.  While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.

If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income.  We might need to borrow money or sell assets to pay that tax.  Our payment of income tax would decrease the amount of our income available for distribution to our stockholders.  Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders.  Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.

To qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain.  To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income.  In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

•	85% of our REIT ordinary income for that year;

•	95% of our REIT capital gain net income for that year; and

•	any undistributed taxable income from prior years.

We intend to distribute our REIT taxable income to our stockholders in a manner that will satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax.  However, there is no requirement that taxable REIT subsidiaries distribute their after-tax net income to their parent REIT or their stockholders.

Our taxable income may substantially exceed our net income as determined based on generally accepted accounting principles, or GAAP, because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income.  In addition, we may acquire assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets.  To the extent that we generate such non-cash taxable income in a taxable year, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to stockholders in that year.  As a result of the foregoing, we may generate less cash flow than taxable income in a particular year.  In that event, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.  Moreover, our ability to distribute cash may be limited by the financing agreements we enter into.

Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to qualify as a REIT for each taxable year after 2009, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year.  “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts.  To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of any class or series of the outstanding shares of our capital stock.

This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our ownership of and relationship with any TRS which we may form or acquire following the completion of this offering will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs.  A TRS may earn income that would not be qualifying income if earned directly by the parent REIT.  Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS.  Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.  A domestic TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns.  In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

The domestic TRS that we may form following the completion of this offering would pay federal, state and local income tax on its taxable income, and its after-tax net income would be available for distribution to us but would not be required to be distributed to us.  We anticipate that the aggregate value of the TRS stock and securities owned by us will be less than 25% of the value of our total assets (including the TRS stock and securities).  Furthermore, we will monitor the value of our investments in our TRSs to ensure compliance with the rule that no more than 25% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter).  In addition, we will scrutinize all of our transactions with taxable REIT subsidiaries to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above.  There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above.

We could fail to qualify as a REIT or we could become subject to a penalty tax if income we recognize from certain investments that are treated or could be treated as equity interests in a foreign corporation exceeds 5% of our gross income in a taxable year.

We may acquire securities, such as subordinated interests in certain CRE CDO offerings, that are treated or could be treated for federal (and applicable state and local) corporate income tax purposes as equity interests in foreign corporations.  Categories of income that qualify for the 95% gross income test include dividends, interest and certain other enumerated classes of passive income.  Under certain circumstances, the U.S. federal income tax rules concerning controlled foreign corporations and passive foreign investment companies require that the owner of an equity interest in a foreign corporation include amounts in income without regard to the owner’s receipt of any distributions from the foreign corporation.  Amounts required to be included in income under those rules are technically neither actual dividends nor any of the other enumerated categories of passive income specified in the 95% gross income test.  Furthermore, there is no clear precedent with respect to the qualification of such income under the 95% gross income test.  Due to this uncertainty, we intend to limit our direct investment in securities that are or could be treated as equity interests in a foreign corporation such that the sum of the amounts we are required to include in income with respect to such securities and other amounts of non-qualifying income do not exceed 5% of our gross income.  We cannot assure you that we will be successful in this regard.  To avoid any risk of failing the 95% gross income test, we may be required to invest only indirectly, through a domestic TRS, in any securities that are or could be considered to be equity interests in a foreign corporation.  This, of course, will result in any income recognized from any such investment to be subject to U.S. federal income tax in the hands of the domestic TRS, which may, in turn, reduce our yield on the investment.

Liquidation of our assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income.  If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets in transactions that are considered to be prohibited transactions.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we sold or securitized our assets in a manner that was treated as a sale for U.S. federal income tax purposes. Therefore, to avoid the prohibited transactions tax, we may choose not to engage in certain sales of assets at the REIT level and may securitize assets only in transactions that are treated as financing transactions and not as sales for tax purposes even though such transactions may not be the optimal execution on a pre-tax basis.

We could avoid any prohibited transactions tax concerns by engaging in securitization transactions through a TRS, subject to certain limitations as described above.  To the extent that we engage in such activities through domestic TRSs, the income associated with such activities will be subject to federal (and applicable state and local) corporate income tax.

Characterization of the repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.

We anticipate entering into several repurchase agreements with a number of counterparties to achieve our desired amount of leverage for the assets in which we invest.  When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty.  The counterparty is obligated to resell the assets back to us at the end of the term of the transaction, which is typically 30-90 days.  We believe that for U.S. federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our assets and related borrowings.  Our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income.  As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS, which we may form following the completion of this offering.  This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT or cause us to be subject to a penalty tax.

We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law.  Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test.  We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could be subject to a penalty tax or could fail to qualify as a REIT.

Our investments in construction loans will require us to make estimates about the fair market value of land improvements that may be challenged by the IRS.

We may invest in construction loans, the interest from which will be qualifying income for purposes of the REIT income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year.  For purposes of construction loans, the loan value of the real property is the fair market value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) which will secure the loan and which are to be constructed from the proceeds of the loan.  There can be no assurance that the IRS would not challenge our estimate of the loan value of the real property.

Dividends payable by REITs do not qualify for the reduced tax rates available for certain dividends.

Legislation enacted in 2003 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates from 38.6% to 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We may acquire MBS in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectibility rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. Payments on MBS are ordinarily made monthly, and consequently accrued market discount generally will have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

Similarly, some of the MBS that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such MBS will be made. If such MBS turns out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectibility is probable and we may not be able to benefit from any such loss deduction.

Finally, if any debt instruments or MBS acquired by us are delinquent as to mandatory principal and interest payments, or if payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectibility. Similarly, we may be required to accrue interest income with respect to subordinate MBS at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

If we have significant amounts of non-cash taxable income, we may have to declare taxable stock dividends or make other non-cash distributions.

We currently intend to pay dividends in cash only, and not in common stock.  However, if for any taxable year, we have significant amounts of taxable income in excess of available cash flow, we may have to declare dividends in-kind.  We may distribute a portion of our dividends in the form of our common stock or in the form of our debt instruments.  In either event, you will be required to report dividend income as a result of such distributions even though we distributed no cash or only nominal amounts of cash to you.

Alternatively, we may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder.  Under IRS Revenue Procedure 2009-15, up to 90% of any such taxable dividend for 2009 could be payable in our stock.  Taxable U.S. stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes.  As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.  If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.  Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock, and we may have to withhold or dispose of part of the shares in such distribution and use such withheld shares or the proceeds of such disposition to satisfy any withholding tax imposed.  In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Further, because Revenue Procedure 2009-15 applies only to taxable dividends payable in cash or stock in 2008 and 2009, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years.  Moreover, various tax aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS.  No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended.  We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively.  We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own any property. Our executive and administrative office is located at 1211 Avenue of the Americas, Suite 2902, New York, New York 10036, telephone (646) 454-3759. We share this office space with Annaly and FIDAC.

Item 3.  Legal Proceedings

We are not party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the New York Stock Exchange under the trading symbol "CXS" on September 17, 2009. As of February 18, 2010, we had 18,120,112 shares of common stock issued and outstanding which were held by approximately 2,155 beneficial holders. The following table sets forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape for the year ended December 31, 2009 and the period commencing September 17, 2009 and ending December 31, 2009.

		Stock Prices
	High	Low	Close

Quarter Ended December 31, 2009	$14.51	$13.13	$13.96
For the period of September 17, 2009 through September 30, 2009	$14.63	$14.26	$14.30

We intend to pay regular quarterly dividends to our stockholders.  We have not yet declared or paid any dividends.

Use of Proceeds

We invested the net proceeds of our initial public offering and our private offering as described in this report under  the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investment Activities.”

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite 500 Stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT Index, an industry index of mortgage REITs.  The comparison is for the period from September 16, 2009 to December 31, 2009 and assumes the reinvestment of dividends.  The graph and table assume that $100 invested in our common stock and the two other indicies on September 16, 2009.  Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

	9/22/2009	12/31/2009

CreXus	100.0	93.1

S&P 500 Index	100.0	104.9

BBG REIT Index	100.0	98.5

The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed.  The historical information set forth above is not necessarily indicative of future performance.  Accordingly, we do not make or endorse any predictions as to future share performance.

Equity Compensation Plan Information

We have adopted a long term stock incentive plan, or Incentive Plan, to provide incentives to our independent directors, employees of our Manager and its affiliates to stimulate their efforts towards our continued success long-term growth and profitability and to attract, reward and retain personnel and other service providers.  The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options as defined under Section 422 of the Code, or ISOs, non-qualified stock options, or NQSOs, restricted shares and other types of incentive awards.  Our Incentive Plan provides for grants of restricted common stock and other equity-based awards up to an aggregate amount, at the time of the award, of (i) 2.5% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award less (ii) 250,000 shares, subject to an aggregate ceiling of 25,000,000 shares available for issuance under the Incentive Plan.  For a description of our Incentive Plan, see Note 7 to the Consolidated Financial Statements.

The following table provides information as of December 31, 2009 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Number of Securities
	to be Issued upon	Weighted Average	Number of Securities
	Exercise of	Exercise Price of	Remaining for Future
	Outstanding Options,	Outstanding Options,	Issuance Under
	Warrants and	Warrants and	Equity Compensation
	Rights (1)	Rights (1)	Plans (1)
Plan Category
Equity Compensation Plans	-	$-	194,002
Approved by Stockholders
Equity Compensation Plans Not	-	$-	-
Approved by Stockholders
Total	-	$-	194,002
__________
(1)	Other than the 9,000 shares of common stock issued to our independent directors under our equity incentive plan, no awards will be made under our equity incentive plan until September 23, 2010.

Item 6.  Selected Financial Data

The following selected financial data are derived from our audited financial statements for the year ended December 31, 2009 and the period from September 22, 2009 (commencement of operations) through December 31, 2009. The selected financial data should be read in conjunction with the more detailed information contained in the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

Consolidated Statement of Financial Condition Highlights
(dollars in thousands, except per share data)
For the period from September 22, 2009 through December 31, 2009

Commercial mortgage backed securities	$30,913
Loans held for investment	39,998
Total assets	284,307
Secured financing agreements	25,579
Total liabilities	28,480
Shareholders' equity	255,827
Book value per share	$14.12
Number of shares outstanding	18,120,112

Consolidated Statement of Operations Highlights
(dollars in thousands, except per share data)

For the period of September 22, 2009 through December 31, 2009
(dollars in thousands)
Net interest income	$299
Net loss	(1,009)
Loss per share - basic and diluted	(0.06)
Average shares - basic and diluted	18,120,112
Dividends declared per share (1)	-

(1)  For applicable period as reported in our earnings announcement.

Other Data
For the period of September 22, 2009 through December 31, 2009
(dollars in thousands, except percentages)
Average total assets	$271,978
Average investment securities	63,441
Average borrowings	25,579
Average equity	256,745
Annualized yield on average interest earning assets	10.16%
Annualized cost of funds on average interest bearing liabilities	3.60%
Annualized interest rate spread	6.56%
Annualized net interest margin (net interest income/average interest earning assets)	8.71%
Annualized G&A and management fee expense as percentage of average total assets	1.74%
Annualized G&A and management fee expense as percentage of average total equity	1.84%
Return on average interest earning assets	(5.74%)
Return on average equity	(1.42%)

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 8 of this Form 10-K. The discussion may contain certain forward-looking statements that involve risks and uncertainties.  Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under "Risk Factors" in this Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

Executive Summary

We are a specialty finance company that acquires, manages, and finances, directly or through our subsidiaries, commercial mortgage loans and other commercial real estate debt, commercial mortgage-backed securities, or CMBS, and other commercial real estate-related assets.  We expect that the commercial real estate loans we acquire will be high quality fixed and floating rate first mortgage loans secured by commercial properties.  We may also acquire subordinated commercial mortgage loans and mezzanine loans.  We intend to acquire CMBS which are rated AAA through BBB as well as CMBS that are below investment grade or are non-rated.  The other commercial real estate-related securities and other commercial real estate asset classes will consist of debt and equity tranches of commercial real estate collateralized debt obligations, or CRE CDOs, loans to real estate companies including real estate investment trusts, or REITs, and real estate operating companies, or REOCs, commercial real estate securities and commercial real property.  In addition, to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act, we expect to acquire residential mortgage-backed securities, or RMBS, for which a U.S. Government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, guarantees payments of principal and interest on the securities.  We refer to these securities as Agency RMBS.  We refer to Ginnie Mae, Fannie Mae, and Freddie Mac collectively as the Agencies.

We are externally managed by Fixed Income Discount Advisory Company, which we refer to as FIDAC.

We intend to qualify to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending on December 31, 2009.  Our targeted asset classes and the principal investments we expect to make in each are as follows:

•	Commercial real estate loans, consisting of:

o	First mortgage loans that are secured by commercial properties

o	Subordinated mortgage loans or “B-Notes”

o	Mezzanine loans

o	Construction loans

•	Commercial Mortgage-Backed Securities, or CMBS, consisting of:

o	CMBS rated AAA through BBB

o	CMBS that are rated below investment grade or are non-rated

•	Other Commercial Real Estate Assets, consisting of:

o	Debt and equity tranches of CRE CDOs

o	Loans to real estate companies including REIT’s and REOC’s

o	Commercial real estate securities

o	Commercial property

•	Agency RMBS:

o
Single-family residential mortgage pass-through certificates representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal are guaranteed by a U.S. Government agency or federally chartered corporation

We completed our initial public offering on September 22, 2009.  In that offering and in a concurrent private offering we raised net proceeds of approximately $257.3 million.

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

Since we commenced operations in September 2009, we have focused our investment activities on acquiring CMBS and on purchasing commercial mortgage loans that have been originated by select high-quality originators. We expect that over the near term our investment portfolio will be weighted toward CMBS and commercial real estate loans, subject to maintaining our REIT qualification and our 1940 Act exemption.

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

To the extent available, we may seek to finance our CMBS portfolio with non-recourse financings under the Term Asset-Backed Securities Loan Facility, or the TALF, and based on market conditions we intend to utilize structural leverage through securitizations of commercial real estate loans or CMBS. With regard to leverage available under the TALF, the maximum level of allowable leverage under currently announced CMBS programs would be 6.7:1. If we are unable to obtain financing through U.S. Government programs and unable to invest in the asset classes expected to be financed through these programs at attractive rates of return on an unlevered basis, then we will consider using other non-recourse financing sources, receive financing or we will not invest in these asset classes. With regard to securitizations, the leverage will depend on the market conditions for structuring such transactions. We will seek to finance the acquisition of Agency RMBS using repurchase agreements with counterparties, which are recourse. We anticipate that leverage for Agency RMBS would be available to us, which would provide for a debt-to-equity ratio in the range of 2:1 to 4:1 but would likely not exceed 6:1. Based on current market conditions, we expect to operate within the leverage levels described above in the near and long term. We are not required to maintain any specific debt-to-equity ratio, as we believe the level of leverage will vary based on the particular asset class, the characteristics of the portfolio and market conditions. We can provide no assurance that we will be able to obtain financing as described herein.

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

Current Environment

We commenced operations in September 2009.   Beginning in the summer of 2007, challenging market conditions adversely affected  financial market conditions which resulted in a deleveraging of the entire global financial system. As part of this process, residential and commercial mortgage markets in the United States experienced a variety of difficulties including loan defaults, credit losses and reduced liquidity.  As a result, many lenders tightened their lending standards, reduced lending capacity, liquidated significant portfolios or exited the market altogether, and therefore, financing with attractive terms is generally unavailable.

In response to these unprecedented events, the U.S. Government has taken a number of actions to improve stability in the financial markets and encourage lending.  These programs include the Troubled Assets Relief Program (TARP), the TALF and the Public-Private Investment Program (PPIP), among others. These programs are ongoing, and each focuses on particular problems in the credit markets, including bank capital adequacy, securitization and liquidity. There has been some improvement in each of these areas as a result of these government programs, as well as accommodative monetary policy, however financial market conditions remain uncertain.

Factors Impacting our Operating Results

In addition to the prevailing market conditions, we expect that the results of our operations will be affected by a number of factors and will primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial real estate debt including commercial mortgage loans, CMBS and other real estate related financial assets in the marketplace. Our net interest income includes the actual payments we receive and is also impacted by the amortization of purchase premiums and accretion of purchase discounts. Our net interest income may vary over time primarily as a result of changes in interest rates. Interest rates and prepayment rates vary according to the type of asset, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of levels initially anticipated or unanticipated credit events experienced by borrowers whose mortgage loans are held directly by us or are included in our CMBS.

Change in Fair Value of our Assets. It is our business strategy to hold our targeted assets as long-term investments. As such, we expect that the majority of our MBS will be carried at their fair value, as available-for-sale securities, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings. As a result, we do not expect that changes in the fair value of the assets will normally impact our operating results. At least on a quarterly basis, however, we will assess both our ability and intent to continue to hold such assets as long-term investments. As part of this process, we will monitor our targeted assets for other-than-temporary impairment. A change in our ability or intent to continue to hold any of our investment securities could result in our recognizing an impairment charge or realizing losses upon the sale of such securities.

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

Size of Portfolio. The size of our portfolio, as measured by the aggregate unpaid principal balance of our mortgage loans and aggregate principal balance of our mortgage related securities and the other assets we own is also a key revenue driver. Generally, as the size of our portfolio grows, the amount of interest income we receive increases. The larger portfolio, however, may drive increased expenses as we may incur additional interest expense to finance the purchase of our assets.

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

Conversely, decreases in interest rates, in general, may over time cause:

•
to the extent applicable under the terms of our investments, prepayments or repayments on our mortgage loan and MBS portfolio to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts;

•	the interest expense associated with our borrowings to decrease;

•	the value of our mortgage loan and MBS portfolio to increase;

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease; and

•	coupons on our adjustable-rate mortgage loans and MBS to reset, although on a delayed basis, to lower interest rates

Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks, credit risks and prepayment risks while maintaining our status as a REIT.

Critical Accounting Policies

Our financial statements are prepared in accordance with Generally Accepted Accounting Principals accepted in the U.S., or GAAP.  These accounting principles may require us to make some complex and subjective decisions and assessments.  Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses.  We believe that all of the decisions and assessments upon which our consolidated financial statements are based will be reasonable at the time made and based upon information available to us at that time.  The following are or will be our most critical accounting policies:

Loans and Securities Held for Investment

We purchase CMBS, commercial real estate loans, and commercial real estate-related securities, a portion of which may be held for investment.  Loans or securities held for investment are intended to be held to maturity and, accordingly, will be reported at amortized cost less an allowance for loan losses.

Securities Held as Available-for-Sale

A portion of our CMBS and commercial real estate-related securities may be held as available-for-sale. In accordance with ASC 320, Investments – Debt and Equity Securities, all assets classified as available-for-sale are reported at fair value, and unrealized gains and losses included in other comprehensive income. Assets are analyzed for impairment and any credit impairment is reflected in the income statement.

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

We rely on independent pricing of our assets at each quarter’s end to arrive at what we believe to be reasonable estimates of fair market value. FIDAC will evaluate the pricing of our assets estimates by conducting its own analysis at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Any changes to the valuation methodology will be reviewed by management to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, we will continue to refine our valuation methodologies. The methods used by us may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We will use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

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

Impairment of Debt Securities

Securities are valued quarterly to determine if an other-than-temporary impairment, or OTTI, exists. Impairment occurs when the fair value of the investment is less than its amortized cost basis. Securities will be analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost and the cash flows expected to be collected are discounted at the effective yield at inception (ASC 320-10) or the current accretable yield (ASC 310-30)).  Further the securities will be evaluated based on the intent to sell the security or if it is more likely than not that we will be required to sell the debt security before its anticipated recovery. If the intention is not to sell (nor are we required to sell) the credit loss, if any, will be recognized in the statement of earnings and the balance of impairment related to other factors recognized in Other Comprehensive Income, or OCI. If the intention is to sell the security, (or we are required to sell) before its anticipated recovery, the full OTTI will be recognized in the statement of earnings. The recognition of impairments could adversely affect our reported earnings.

Classifications of Investment Securities

Our MBS assets consist primarily of commercial real estate debt instruments and CMBS that we will classify as either available-for-sale or held-to-maturity. As such, we expect that our MBS classified as available-for-sale will be carried at their fair value in accordance with ASC 320, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings. We do not intend to hold any of our investment securities for trading purposes; however, if our securities were classified as trading securities, there could be substantially greater volatility in our earnings, as changes in the fair value of securities classified as trading are recorded through earnings. MBS assets held for investment will be stated at their amortized cost, net of deferred fees and costs with income recognized using the effective interest method.  When the estimated fair value of an available-for-sale security is less than amortized cost, we will consider whether there is an other-than-temporary impairment in the value of the security. Unrealized losses on securities considered to be other-than-temporary will be recognized in earnings. The determination of whether a security is other-than-temporarily impaired will involve judgments and assumptions based on subjective and objective factors.  Consideration will be given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security and (iii) our intent to sell our investment in the security, or whether it is more likely than not we will be required to sell the security before its anticipated recovery in fair value. Investments with unrealized losses will not be considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investments.

Investment Consolidation

When acquiring assets, we will evaluate the underlying entity that issued the securities we intend to acquire, or to which we will make a loan to determine the appropriate accounting. We refer, initially, to guidance in ASC 860-Transfers and Servicing and ASC 810-Consolidation, in performing our analysis. ASC 810 addresses consolidation of certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. An entity is subject to consolidation under this guidance if it is determined that the entity is a Variable Interest Entity, or VIE.  In a VIE, the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns proportional to their ownership. Variable interest entities within the scope of this guidance are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the entity’s expected losses, its expected returns, or both.   This guidance has been materially updated effective January 1, 2010.  The update which eliminates the exemption for a Qualifying Special Purpose Entity, or QSPE, and requires ongoing analysis of the primary beneficiary in a VIE.  This update will have no material effect on the Company’s financial statements based on the current asset holdings as the Company has no interest in any QSPE’s or VIE’s at this time.

Valuations of Available-for-Sale Securities

Our available-for-sale securities have fair values as determined by FIDAC with reference to price estimates provided by independent pricing services and dealers in the securities. FIDAC will evaluate available-for-sale securities estimates by conducting its own analysis at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The pricing is subject to various assumptions which could result in different presentations of value.

When the fair value of an available-for-sale security is less than its amortized cost for an extended period, we will consider whether there is an other-than-temporary impairment in the value of the security. If, based on our analysis, a credit portion of  OTTI exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings as if the loss had been realized in the period of OTTI .  The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

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

Management estimates, at the time of purchase, the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our purchase price. As needed, these estimated cash flows will be updated and a revised yield computed based on the current amortized cost of the investment. In estimating these cash flows, there will be a number of assumptions that will be subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of the magnitude of credit losses on the mortgage loans underlying the securities have to be judgmentally estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and our interest income.

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

We account for derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging”. ASC 815 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

Reserve for Probable Credit Losses

The expense for probable credit losses in connection with debt investments is the charge to earnings to increase the allowance for probable credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we will establish the provision for probable credit losses by category of asset. When it is probable that we will be unable to collect all amounts contractually due, the account is considered impaired.

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

We may elect to treat certain of our subsidiaries as TRSs. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A domestic TRS is subject to U.S. federal income tax (and applicable state and local taxes). We presently have not elected TRS status for any of our subsidiaries.

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

Recent Accounting Pronouncements

General Principles

Generally Accepted Accounting Principles (ASC 105)

In June 2009, the Financial Accounting Standards Board (FASB) issued The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Codification) which revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles (GAAP).  The objective of the Codification is to establish the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB.  The Codification was effective for us for this Form 10-K.  In adopting the Codification, all non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  The Codification requires any references within our consolidated financial statements be modified from FASB issues to ASC.  However, in accordance with the FASB Accounting Standards Codification Notice to Constituents (v 2.0), we will not reference specific sections of the ASC but will use broad topic references.

Our accounting pronouncements section has been formatted to reflect the same organizational structure as the ASC.  Broad topic references will be updated with pending content as it is released.

Assets

Receivables (ASC 310)

Investments in Debt and Equity Securities (ASC 320)

New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities, as well as beneficial interests in securitized financial assets, in financial statements.  This was as a result of the SEC mark-to-market study mandated under the EESA.  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the entity had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether the entity has the “intent to sell the debt security or, more likely than not, will be required to sell the debt security before its anticipated recovery.”  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  If the entity does not intend to sell the debt security, nor will be required to sell the debt security prior to its anticipated recovery, the credit loss, if any, will be recognized in the statement of operations, while the balance of impairment related to other factors will be recognized in Other Comprehensive Income/(Loss).  If the entity intends to sell the security, or will be required to sell the security before its anticipated recovery, the full OTTI will be recognized in the statement of operations.

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

For the year ended December 31, 2009, we did not have unrealized losses in Investment Securities that were deemed other-than-temporary.

Broad Transactions

Consolidation (ASC 810)

On January 1, 2009, FASB amended the guidance concerning, noncontrolling interests in consolidated financial statements, which changes the presentation of financial statements. This guidance requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net income and to include the accumulated amount of noncontrolling interests as part of stockholders’ equity. Similarly, in the presentation of stockholders’ equity, we must distinguish between equity amounts attributable to controlling interest and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of stockholders’ equity.  In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are re-measured with the gain or loss reported in net earnings.  For the year ended December 31, 2009, we do not have any non-controlling interests.

Effective January 1, 2010, the consolidation standards have been amended by ASU 2009-17.  This amendment updates the existing standard and eliminate the exemption from consolidation of a Qualified Special Purpose Entity. The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update requires enhanced disclosures t o provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  Further, ongoing assessments of whether an enterprise is the primary beneficiary on a VIE are required.  We are currently not affected by this update but will analyze and assess the effect the update will have on future financial reporting.

On December 4, 2009, the FASB issued a proposed an (ASU) that would indefinitely defer the effective date of  ASU 2009-17 for a reporting enterprises interest in entities for which it is industry practice to issue financial statements in accordance with investment company standards (ASC 946).   This deferral is expected to most significantly affect reporting entities in the investment management industry and therefore, as it stands, has no material effect on our financial statements. On January 27, 2010, the FASB voted to indefinitely defer the effective date of ASU  2009-17 for a reporting enterprises interest in entities for which it is industry practice to issue financial statements in accordance with investment company standards (ASC 946). This deferral is expected to most significantly affect reporting entities in the investment management industry and therefore, as it stands, has no material impact on our consolidated financial statements.

Derivatives and Hedging (ASC 815)

Effective January 1, 2009, the FASB issued guidance attempting to improve the transparency of financial reporting by mandating the provision of additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This guidance changed the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To adhere to this guidance, qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements must be made.  This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage.  At this time, we continue to evaluate the effect of this update on future financial reporting.

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

In August 2009, FASB provided further guidance (ASU 2009-05) regarding the fair value measurement of liabilities.  The guidance states that a quoted price for the identical liability when traded as an asset in an active market is a Level 1 fair value measurement.  If the value must be adjusted for factors specific to the liability, then the adjustment to the quoted price of the asset shall render the fair value measurement of the liability a lower level measurement.  This guidance was effective for us on October 1, 2009.  This guidance has no material effect on the fair valuation of our liabilities.

In September 2009, FASB issued guidance (ASU 2009-12) on measuring the fair value of certain alternative investments.  This guidance offers investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value (NAV) per share.  If an investment falls within the scope of the ASU, the reporting entity is permitted, but not required to use the investment’s NAV to estimate its fair value.  This guidance has no material effect on the fair valuation of our assets, as we do not hold any assets qualifying under this guidance.

In January 2010, FASB issued guidance (ASU 2010-06) which increases disclosure regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance is effective for us for all interim and annual reporting periods after December 15, 2009. The guidance also requires that the disclosure on any Level 3 assets presents separately information about purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  However, this last portion of the guidance is not effective until December 15, 2010.  Adoption of this guidance will result in increased footnote disclosure for us.

Financial Instruments (ASC 825)

On April 9, 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

Subsequent Events (ASC 855)

General standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued were established in May 2009.  ASC 855 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date.  We evaluate subsequent events through the date of issuance of this Annual Report 10-K.

Transfers and Servicing (ASC 860)

On June 12, 2009, the FASB issued ASU 2009-16 an amendment update to the accounting standards governing the transfer and servicing of financial assets. This amendment  updates the existing standard and eliminates  the concept of a Qualified Special Purpose Entity; clarifies the surrendering of control to effect sale treatment; and modifies the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defines the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment requires enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment is effective beginning January 1, 2010.   We have determined the amendment has no material effect on the financial statements.

Investment Activities

At December 31, 2009, our investment portfolio consisted of $70.9 million of securities and loans. The following table summarizes certain characteristics of our portfolio at December 31, 2009:

For the period commencing September 22, 2009 through December 31, 2009
(dollars in thousands)
Investment portfolio at period-end	$70,911
Interest bearing liabilities at period-end	25,579
Leverage at period-end (Debt:Equity)	0.1:1

Fixed-rate investments as percentage of portfolio	100.0%
Fixed-rate investments
Commercial mortgage-backed securities as percentage of fixed-rate assets	44.7%
Commercial mortgage loans as percentage of fixed-rate assets	55.3%
Weighted average yield on assets at period-end	9.67%
Weighted average cost of funds at period-end	(3.62%)

Commercial Mortgage-Backed Securities

The table below summarizes our CMBS investments at December 31, 2009:

For the period September 22, 2009 through December 31, 2009
(dollars in thousands)
Amortized Cost	$31,286
Unrealized gains	-
Unrealized losses	(373)

Fair value	$30,913

As of December 31, 2009 the CMBS in our portfolio was purchased at a net discount to their par value and our CMBS had a weighted average amortized cost of 96.8.

The overall statistics for our CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of December 31, 2009 are as follows:

For the period September 22, 2009 through December 31, 2009

Credit Ratings (A)	AAA
Coupon	5.81%
Yield	6.50%

The rating, vintage, property type, and location of the collateral securing our CMBS investments calculated on a weighted average basis as of December 31, 2009 are as follows:

For the period September 22, 2009 through December 31, 2009

Credit Ratings (A)	AAA
Coupon	5.81%
Yield	6.50%
Weighted Average Life	6.3 years

(A) Ratings per Fitch, Moody's or S&P.

Geographic Break Down 5% or Greater

Property Type	Percentage	State	Percentage	Vintage	Percentage
Office	35.1%	District of Columbia	14.2%	2006	100%
Retail	20.1%	California	7.3%
Multifamily	10.4%	New York	6.3%
Industrial	14.2%	Wisconsin	5.7%
Other	20.2%	Other	66.5%

Total	100.0%	Total	100.0%

Commercial Mortgage Loans

The following tables present certain characteristics of our whole mortgage loan portfolio as of December 31, 2009.

December 31, 2009
(dollars in thousands)
Original loan balance	$40,000
Unpaid principal balance	40,000
Weighted average coupon rate on loans	12%
Weighted average original term (years)	10
Weighted average remaining term (years)	10

Geographic Distribution	Remaining Balance		Property
Top 5 States	(dollars in thousands)	% of Loan	Count
California	$8,600	13.1%	4
Texas	7,296	12.1%	3
South Carolina	2,815	7.5%	6
Arizona	2,464	7.0%	2
Pennslyvania	1,670	5.8%	3

Secured Financing Facilities

On December 22, 2009, the Company received a loan under the Federal Reserve Bank of New York Term Asset-backed securities Loan Facilities (“TALF”). The TALF loan is non-recourse, bears a fixed interest rate and matures five years from the loan closing date. The loan is collateralized by the Company’s CMBS investment, which is held in a Master TALF Collateral Account and is under the control of the lender until the loan is satisfied. As of December 31, 2009, the amounts outstanding under the TALF facility were approximately $25.6 million.

	Debt	Collateral
	Book Value	Book Value
(dollars in thousands)
December 22, 2009, TALF loans, fixed rate 3.62%, mature December 2014	$ 25,605	$ 31,298

Principal repayments are due on the TALF financing when principal is collected on the underlying CMBS securities, which can be paid off earlier or later than expected based on certain market factors including asset sales or loan defaults. As of December 31, 2009, the Manager has no anticipation of early principal repayments or  loan defaults of the underlying CMBS. The following table represents our five-year principal repayments schedule for the TALF secured financing assuming no early prepayments or defaults of the underlying CMBS assets.

Debt
Book Value
(dollars in thousands)
2009	$-
2010	-
2011	-
2012	-
2013 and thereafter	25,579
Total	$25,579

Results of Operations

Net Loss Summary

Our net loss for the period ended December 31, 2009 was $1.0 million, or $0.06 per share. The table below presents the net loss summary for the year ended December 31, 2009:

Net Loss Summary
(dollars in thousands, except share and per share data)

For the Period September 22, 2009 through December 31, 2009

Net Interest Income:
Interest income	$325
Interest expense	26
Net interest income	299

Other expenses:
Management fee	354
Provision for loan losses	2
General and administrative expenses	951
Total other expenses	1,307
Loss before income taxes	(1,008)
Income tax	1
Net loss	$(1,009)
Net loss per share-basic and diluted	$(0.06)
Weighted average number of shares outstanding-basic and diluted	18,120,112
Other comprehensive loss:
Net loss	(1,009)
Unrealized loss on securities held for investment	(373)
Comprehensive loss:	$(1,382)

See notes to consolidated financial statements.

Interest Income and Average Earning Asset Yield

We had average earning assets of $63.4 million for the period September 22, 2009 to December 31, 2009. Our interest income was $279,000 for the period September 22, 2009 to December 31, 2009. The yield on our portfolio was 10.16% for the period September 22, 2009 to December 31, 2009.

Interest Expense and the Cost of Funds

We had average borrowed funds of $25.6 million and total interest expense of $26,000 for the period September 22, 2009 to December 31, 2009. Our average cost of funds was 3.62% the period September 22, 2009 to December 31, 2009.

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $299,000 for the period commencing September 22, 2009, and ending December 31, 2009. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 6.05% for the period commencing September 22, 2009, and ending December 31, 2009.

The table below shows our average assets held, total interest income, weighted average yield on average interest earning assets at period end, average balance of repurchase agreements,  interest expense, weighted average cost of funds at period end, net interest income, and net interest rate spread for the period commencing September 22, 2009, and ending December 31, 2009.

Net Interest Income
(Ratios have been annualized, dollars in thousands)

Yield on
Average
	Average	Interest	Interest	Average
	Earning	Earned on	Earning	Debt	Interest	Average	Net Interest	Net Interest
	Assets Held	Assets	Assets	Balance	Expense	Cost of Funds	Income	Rate Spread
For the period September 22, 2009
to December 31, 2009	$63,441	$279	9.67%	$25,579	$26	(3.62%)	$253	6.05%

Management Fee and General and Administrative Expenses

We paid FIDAC a management fee of $354,000 for the period commencing September 22, 2009, and ending December 31, 2009.

General and administrative, or G&A, expenses were $951,000 for the period commencing September 22, 2009, and ending December 31, 2009.

Total expenses as a percentage of average total assets were 1.81% for the period commencing September 22, 2009, and ending December 31, 2009.

Currently, FIDAC has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the period commencing September 22, 2009, and ending December 31, 2009.

Management Fees and G&A Expenses and Operating Expense Ratios
(Ratios have been annualized, dollars in thousands)

	Total Management	Total Management	Total Management
	Management Fee	Fee and G&A	Fee and G&A
	and G&A	Expenses/Average	Expenses/Average
	Expenses	Total Assets	Equity
For the period commencing September 22, 2009,
and ending December 31, 2009	$1,307	(1.74%)	(1.84%)

Net Loss and Return on Average Equity

Our net loss was $1.0 million for the period commencing September 22, 2009, and ending December 31, 2009. The table below shows our net interest income, total expenses, each as a percentage of average equity, and the return on average equity for the period commencing September 22, 2009, and ending December 31, 2009.

Components of Return on Average Equity
(Ratios have been annualized)

Net
	Interest	Total	Return
	Income/	Expenses/	on
	Average	Average	Average
	Equity	Equity	Equity
For the period commencing September 22, 2009,
and ending December 31, 2009	0.42%	(1.84%)	(1.42%)

Liquidity and Capital Resources

Liquidity measures our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs.  We will use significant cash to purchase our targeted assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations.  Our primary sources of cash will generally consist of the net proceeds equity offerings, payments of principal and interest we receive on our portfolio of assets, cash generated from our operating results and unused borrowing capacity under our financing sources.

We have financed our CMBS portfolio with non-recourse financings under the TALF, and based on market conditions we intend to utilize structural leverage through securitizations of commercial real estate loans or CMBS. We will, however, also seek to finance the acquisition of Agency RMBS using repurchase agreements with counterparties, which are recourse.  With regard to leverage available under the TALF, the maximum level of allowable leverage under currently announced CMBS programs would be 6.7:1. If we are unable to obtain financing through U.S. Government programs, then we will either utilize other non-recourse or recourse financing sources, invest in these asset classes on an unlevered basis or we will not invest in these asset classes. With regard to securitizations, the leverage will depend on the market conditions for structuring such transactions.  We anticipate that leverage for Agency RMBS would be available to us, which would provide for a debt-to-equity ratio in the range of 2:1 to 4:1 but would likely not exceed 6:1.  Based on current market conditions, we expect to operate within the leverage levels described above in the near and long term.  We can provide no assurance that we will be able to obtain financing as described herein.

The sources of financing for our targeted assets are described below.

The Term Asset-Backed Securities Loan Facility (TALF)

In response to the severe dislocation in the credit markets, the U.S. Treasury and the Federal Reserve jointly announced the establishment of the TALF on November 25, 2008.  The TALF is designed to increase credit availability and support economic activity by facilitating renewed securitization activities.

Even if newly issued or legacy CMBS meets all the criteria for eligibility under the TALF, the FRBNY may, in its sole discretion, reject the CMBS as collateral based on its own risk assessment.  We have previously submitted applications for extensions of credit under the TALF for multiple legacy CMBS assets and have had one request for a TALF loan rejected by the FRBNY related to a legacy CMBS asset.  The FRBNY has also announced that it is extending TALF to June 30, 2010, for newly-issued CMBS, and to March 31, 2010, for all other TALF-eligible collateral.   To be considered eligible collateral under the TALF, both newly issued CMBS and legacy CMBS must have at least two AAA ratings from DBRS, Inc., Fitch Ratings, Moody’s Investors Service, Realpoint LLC or S&P and must not have a rating below AAA from any of these rating agencies or be under watch or review for a downgrade (unless, in the case of legacy CMBS, such watch or review occurs after the subscription date for a loan with regard to such CMBS).  As many legacy CMBS have had their ratings downgraded and at least one rating agency, S&P, has announced that further downgrades are likely in the future, these downgrades may significantly reduce the quantity of legacy CMBS available.

We believe that the expansion of the TALF to include highly rated CMBS, to the extent available to us, may provide us with attractively priced non-recourse term borrowings that we could use to purchase CMBS that are eligible for funding under this program.  There can be no assurance, however, that we will be able to utilize it successfully or at all.

The Public-Private Investment Program (PPIP)

On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the establishment of the PPIP.  The PPIP is designed to encourage the transfer of certain illiquid legacy real estate-related assets off of the balance sheets of financial institutions, restarting the market for these assets and supporting the flow of credit and other capital into the broader economy.  The PPIP has two primary components: the Legacy Securities Program and the Legacy Loans Program.  Under the Legacy Securities Program, Legacy Securities PPIFs will be established to purchase from financial institutions certain non-Agency RMBS and CMBS that were originally rated in the highest rating category by one or more of the nationally recognized statistical rating agencies.  Under the Legacy Loans Program, Legacy Loan PPIFs will be established to purchase troubled loans (including residential and commercial mortgage loans) from insured depository institutions.

We may acquire commercial mortgage loans with financing under the Legacy Loans Program if the program becomes available.  To the extent available to us, we may participate as an equity investor in one or more Legacy Loan or Legacy Securities PPIFs.

Securitizations

We intend to seek to enhance the returns on our commercial mortgage loan investments, especially loan acquisitions, through securitization. If available, we intend to securitize the senior portion, expected to be equivalent to AAA-rated CMBS, while retaining the subordinate securities in our portfolio. To facilitate the securitization market, TALF may provide financing to buyers of AAA-rated CMBS.

Other Sources of Financing

We expect to use repurchase agreements to finance acquisitions of Agency RMBS with a number of counterparties. In the future, we may also use other sources of financing to fund the acquisition of our targeted assets, including warehouse facilities and other secured and unsecured forms of borrowing. We may also seek to raise further equity capital or issue debt securities in order to fund our future asset acquisitions.

For our short-term (one year or less) and long-term liquidity, which include investing and compliance with collateralization requirements under our repurchase agreements (if the pledged collateral decreases in value or in the event of margin calls created by prepayments of the pledged collateral), we also rely on the cash flow from investments, primarily monthly principal and interest payments to be received on our CMBS and mortgage loans, cash flow from the sale of securities as well as any primary securities offerings authorized by our board of directors.

           Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and pay general corporate expenses. However, a decline in the value of our collateral or an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell debt or additional equity securities in a common stock offering. If required, the sale of CMBS or mortgage loans at prices lower than their carrying value would result in losses and reduced income.

           Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. Subject to our maintaining our qualification as a REIT, we expect to use a number of sources to finance our investments, including repurchase agreements, warehouse facilities, securitization, commercial paper and term financing CDOs. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.

We held cash and cash equivalents of approximately $212.1 million at December 31, 2009.

Our operating activities used net cash of approximately $766,000 for the period September 22, 2009, to December 31, 2009.

Our financing activities as of December 31, 2009 consisted of net proceeds from our September 2009 initial offering in which we raised approximately $257.3 million and secured financing agreement with the FRBNY. We currently have established uncommitted repurchase agreements for MBS with 2 counterparties.

At December 31, 2009, the secured financing agreements for CMBS had the following remaining maturities:

December 31, 2009
(dollars in thousands)
Overnight	$
1-30 days	-
30 to 59 days	-
60 to 89 days	-
90 to 119 days	-
Greater than or equal to 120 days	25,579
Total	$25,579

We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2009 our total debt was approximately $25.6 million which represented a debt-to-equity ratio of approximately 0.1:1.

Stockholders' Equity

Our charter provides that we may issue up to 1,100,000,000 shares of stock, consisting of up to 1,000,000,000 shares of common stock having a par value of $0.01 per share and up to 100,000,000 shares of preferred stock having a par value of $0.01 per share.

On September 16, 2009, we announced the sale of 13,333,334 shares of common stock at $15.00 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $189.1 million.  Concurrently with the sale of these shares Annaly purchased 4,527,778 shares at the same price per share as the public offering, for proceeds of approximately $67.9 million.  These sales were completed on September 22, 2009.  In all, we raised net proceeds of approximately $257.8 million in these offerings.

On September 30, 2009, we issued 9,000 shares of restricted common stock in accordance to the equity incentive plan to our independent directors, which vested immediately.

There was no preferred stock issued or outstanding as of December 31, 2009.

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

Restricted Stock Grants

During the period from September 22, 2009 through December 31, 2009, we awarded 9,000 shares of restricted stock pursuant to our incentive plan to the independent members of our Board of Directors.  These shares vested on the date of the grant.

Clearing Fees

We may use RCap Securities Inc., or RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear CMBS trades for us and RCap would be entitled to customary market-based fees and charges arising from such services.

Contractual Obligations and Commitments

We have not entered into any lease, operating or purchase obligations as of yet.

As of December 31, 2009 we financed our CMBS portfolio with non-recourse financings under the TALF.  Pursuant to our non-recourse financing under the TALF, we have entered into a long term debt obligation with the FRBNY.  Please see table below to summarize our contractual obligation at December 31, 2009.

	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)

Secured financing	$-	$-	$25,579	$-	$25,579
Interest expense on secured financing	876	1,862	1,771	-	4,509
Total	$876	$1,862	$27,350	$-	$30,088

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

Capital Resources

At December 31, 2009, we had no material commitments for capital expenditures.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our analysis of interest rate risk is based on FIDAC’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of asset allocation decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this Form 10-K.

Interest Rate Effect on Net Interest Income

Our operating results depend, in part, on differences between the income from our investments and our borrowing costs. Most of our warehouse facilities and repurchase agreements would provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR.  Our structured financing  through the Term Asset-Backed Securities Loan Facility (TALF) is at a fixed rate for the life of the loan based on Swap rates at the submission date of the loan.  The fixed spread varies depending on the type of underlying asset which collateralizes the financing. Accordingly, if a portion of our portfolio consisted of floating interest rate assets would be match-funded utilizing our expected sources of short-term financing, while our fixed interest rate assets will not be match-funded. During periods of rising interest rates, the borrowing costs associated with our investments tend to increase while the income earned on our fixed interest rate investments may remain substantially unchanged, excluding the fixed rate borrowing with the TALF.  This will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Further, during this portion of the interest rate and credit cycles, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities. Hedging techniques are partly based on assumed levels of prepayments of fixed-rate and hybrid adjustable-rate mortgage loans and CMBS. If prepayments are slower or faster than assumed, the life of the mortgage loans and CMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.

Interest Rate Effects on Fair Value

Another component of interest rate risk is the effect changes in interest rates will have on the fair value of the assets we acquire. We face the risk that the fair value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments. We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.

It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above and such difference might be material and adverse to our stockholders.

Interest Rate Cap Risk

We may invest in adjustable-rate mortgage loans and CMBS. These are mortgages or CMBS in which the underlying mortgages are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security's interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our adjustable-rate mortgage loans and CMBS would effectively be limited. This problem will be magnified to the extent we acquire adjustable-rate CMBS that are not based on mortgages which are fully indexed. In addition, the mortgages or the underlying mortgages in an CMBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our adjustable-rate mortgages or CMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

We may fund a portion of our acquisitions of hybrid adjustable-rate mortgages and RMBS and CMBS with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgages and MBS. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above. Our analysis of risks is based on our Manager's experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this Form 10-K.

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2009 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

	Projected Percentage Change in	Projected Percentage Change in
Change in Interest Rate	Net Interest Income	Portfolio Value
-75 Basis Points	0.40%	2.19%
-50 Basis Points	0.30%	1.54%
-25 Basis Points	0.20%	0.20%
Base Interest Rate	0%	0%
+25 Basis Points	(0.06%)	(0.89%)
+50 Basis Points	(0.10%)	(1.85%)
+75 Basis Points	(0.14%)	(2.89%)

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

Our efforts to manage our assets and liabilities are concerned with the timing and magnitude of the repricing of assets and liabilities. We attempt to control risks associated with interest rate movements. Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity "gap", which is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2009. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

	Within 3	3-12	1 Year to	Greater than
	Months	Months	3 Years	3 Years	Total

Rate sensitive assets	$-	$-	$-	$72,330	$72,330
Cash equivalents	212,133	-	-	-	212,133
Total rate sensitive assets	212,133	-	-	72,330	284,463

Rate sensitive liabilities	-	-	-	25,579	25,579

Interest rate sensitivity gap	$212,133	$-	$-	$46,751	$258,884

Cumulative rate sensitivity gap	$212,133	$212,133	$212,133	$258,884

Cumulative interest rate sensitivity
gap as a percentage or total rate sensitive assets	74.57%	74.57%	74.57%	91.01%

Our analysis of risks is based on our manager's experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our manager may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in the above tables and in this Form 10-K. These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, "Special Note Regarding Forward-Looking Statements."

Item 8.  Financial Statements and Supplementary Data

Our financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-20 of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The  management of the Company including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009 that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commissionfor newly public companies.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with management’s evaluation that occurred during the during the fourth quarter and our Fiscal Year, ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2009.

The information regarding our executive officers required by Item 10 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2009.

The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2009.

We have adopted a Code of Business Conduct and Ethics within the meaning of Item 406 of Regulation S-K. This Code of Business Conduct and Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Business Conduct and Ethics is publicly available on our website at www.crexusinvestment.com. If we make substantive amendments to this Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, we intend to disclose these events on our website.

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2009.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2009.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)  Documents filed as part of this report:

1.  Financial Statements.

2.  Schedules to Financial Statements.

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in our Financial Statements and Notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.

EXHIBIT INDEX
Exhibit Number	Description
3.1
Articles of Amendment and Restatement of CreXus Investment Corp. (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 5 to Form S-11 (File No. 333-160254) filed on September 14, 2009 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of CreXus Investment Corp. (filed as Exhibit 3.2 to the Company’s Registrant's Form 10-Q (filed with the Securities and Exchange Commission on November 6, 2009) and incorporated herein by reference).

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

10.10
Stock Purchase Agreement between CreXus Investment Corp. and Annaly Capital Management, Inc. (filed as Exhibit 10.10 to the Company’s Registrant's Form 10-Q (filed with the Securities and Exchange Commission on November 6, 2009) and incorporated herein by reference).

21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public accounting Firm
31.1	Certification of Kevin Riordan, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel Wickey, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Kevin Riordan, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel Wickey, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CREXUS INVESTMENT CORP.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CreXus Investment Corporation
New York, New York

We have audited the accompanying consolidated statement of financial condition of CreXus Investment Corporation and subsidiaries (the "Company") as of December 31, 2009 and the related consolidated statement of operations and comprehensive loss, stockholders' equity, and cash flows for the period from September 22, 2009 (date operations commenced) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CreXus Investment Corporation and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the period from September 22, 2009 (date operations commenced) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/DELOITTE & TOUCHE LLP

New York, New York

February 25, 2010

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

Assets:	December 31, 2009
Cash and cash equivalents	$212,133
Commercial mortgage-backed securities, at fair value	30,913
Mortgage loans held for investment, net of allowance for loan losses ($2)	39,998
Accrued interest receivable	578
Other assets	685
Total assets	$284,307

Liabilities:
Secured financing agreements	$25,579
Accrued interest payable	26
Accounts payable and other liabilities	2,521
Investment management fees payable to affiliate	354
Total liabilites	28,480

Commitments and Contingencies (Note 11)	-

Stockholders' Equity:
Common stock, par value $0.01 per share, 1,000,000,000
shares authorized, 18,120,112 shares
issued and outstanding	181
Additional paid-in-capital	257,029
Accumulated other comprehensive loss	(373)
Accumulated deficit	(1,010)
Total stockholders' equity	255,827
Total liabilities and stockholders' equity	$284,307

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in thousands, except share and per share data)

For the period commencing September 22, 2009 through December 31, 2009

Net interest income:
Interest income	$325
Interest expense	26
Net interest income	299

Other expenses:
Management fee	354
Provision for loan losses	2
General and administrative expenses	951
Total other expenses	1,307

Loss before income taxes	(1,008)
Income tax	1
Net loss	$(1,009)

Net loss per share-basic and diluted	$(0.06)
Weighted average number of shares outstanding- basic and diluted	18,120,112

Comprehensive loss:
Net loss	$(1,009)
Other comprehensive loss:
Unrealized loss on securities available-for-sale	(373)
Comprehensive loss:	$(1,382)

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

			Accumulated
	Common	Additional	Other
	Stock Par	Paid-in	Comprehensive	Accumulated
	Value	Capital	Loss	Deficit	Total
Balance, September 22, 2009	$2	$10	$-	$(1)	$11
Net loss	-	-		(1,009)	(1,009)
Other comprehensive loss	-	-	(373)	-	(373)
Net proceeds from common stock
offering	134	189,013	-	-	189,147
Net proceeds from common stock
offering, with affiliates	45	67,871	-	-	67,916
Proceeds from restricted stock
grants	-	135	-	-	135
Balance, December 31, 2009	$181	$257,029	$(373)	$(1,010)	$255,827

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

For the Period commencing September 22, 2009 through December 31, 2009

Cash Flows From Operating Activites:
Net loss	$(1,009)
Allowance for loan loss provision	2
Restricted stock grants	135
Changes in operating assets:
Increase in accrued interest receivable	(578)
Increase in other assets	(685)
Changes in operating liabilities:
Increase in accounts payable and other liabilities	2,520
Increase in investment management fee payable to affiliate	355
Increase in accrued interest payable	26
Net cash provided by operating activities	$766
Cash Flows From Investing Activities
Mortgage-backed securities portfolio:
Purchases	$(31,286)
Loans held for investment portfolio:
Purchases	(40,000)
Net cash used in investing activities	$(71,286)
Cash Flows From Financing Activities:
Net proceeds from common stock offerings	$189,146
Net proceeds from common stock offering with affiliates	67,917
Net proceeds from secured financing	25,579
Net cash provided by financing activities	$282,642
Net increase in cash and cash equivalents	212,122
Cash and cash equivalents at beginning of period	11
Cash and cash equivalents at end of period	$212,133
Supplemental disclosure of cash flow information:
Interest paid	$-
Taxes paid	$-

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2009

1.   Organization and Significant Accounting Policies

CreXus Investment Corp. (the “Company”) was organized in Maryland on January 23, 2008.  The Company commenced operations on September 22, 2009 when it completed its initial public offering.  The Company intends to acquire an investment portfolio of commercial real estate loans and commercial mortgage backed securities (“CMBS”) and will elect to be taxed as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  As a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met. The Company’s wholly-owned subsidiaries, CreXus S Holdings, LLC, CreXus F Asset Holdings LLC and CreXus TALF Holdings, LLC, are qualified REIT subsidiaries (the “subsidiaries”).  Annaly Capital Management, Inc. (“Annaly”) owns approximately 25.0% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

Summary of the Company’s significant accounting policies follows:

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and in money market accounts with original maturities less than 90 days.

Commercial Mortgage-Backed Securities
The Company invests in CMBS representing interests in obligations backed by pools of commercial mortgage loans and carries those securities at fair value estimated using a pricing model. Management reviews the fair values generated by this model to determine that prices are reflective of the current market. Management performs a validation of the fair value calculated by this model by the pricing model by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services. If dealers or independent pricing services are unable to provide a price for an asset or if the Company deems the price provided by such dealers or independent pricing services to be unreliable, then the Company will determine the fair value of the asset in good faith.   In the current market, it may be difficult or impossible to obtain third party pricing on certain of the investments the Company purchases. In addition, validating third party pricing for the Company's investments may be more subjective as fewer participants may be willing to provide this service to the Company. Moreover, the current  market is more illiquid than in recent history for some of the investments the Company purchases. Illiquid investments typically experience greater price volatility as a ready market does not exist. As volatility increases or liquidity decreases, the Company may have greater difficulty financing its investments which may negatively impact its earnings and the execution of its investment strategy.

The Company classifies its investment securities as either trading investments, available-for-sale investments or held-to-maturity investments. The Company intends to hold its CMBS as available-for-sale and as such may sell any of its CMBS as part of its overall management of its portfolio. All assets classified as available-for-sale are reported at estimated fair value, with unrealized gains and losses included in other comprehensive loss.

If the fair value of an investment security is less than its amortized cost at the date of the consolidated statement of financial condition, the Company analyzes the investment security for other-than-temporary impairment (“OTTI”).  Management evaluates the Company’s CMBS for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the intent of the Company to sell the investment prior to recovery in fair value (3) whether the Company will be more likely than not required to sell the investment before the expected recovery in fair value, (4) and the expected future cash flows of the investment in relation to its amortized cost.  Unrealized losses on assets that are considered other-than-temporary credit impairments are recognized in income and the cost basis of the asset is adjusted.

CMBS transactions are recorded on the trade date. Realized gains and losses from CMBS transactions are determined based on the specific identification method and recorded as a gain (loss) on sale of available for sale securities in the consolidated statement of operations. Accretion of discounts or amortization of premiums on available-for-sale securities and mortgage loans is computed using the effective interest yield method and is included as a component of interest income in the consolidated statement of operations.

Loans Held for Investment
The Company's commercial mortgage loans are comprised of fixed-rate loans. The Company purchases pools of commercial mortgage loans through a select group of originators. Mortgage loans are designated as held for investment, recorded on trade date, and are carried at their principal balance outstanding, plus any premiums or discounts which are amortized or accreted over the estimated life of the loan, less allowances for loan losses.

Allowance for Loan Losses
The Company has established an allowance for loan losses at a level that management believes is adequate based on an evaluation of known and inherent risks related to the Company's loan portfolio. The estimate is based on a variety of factors including, but not limited to, current economic conditions, industry loss experience, credit quality trends, loan portfolio composition, delinquency trends, national and local economic trends, national unemployment data, and whether specific geographic areas where the Company has significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values. While the Company has little history of its own to establish loan trends, delinquency trends of the originators and the current market conditions aided in determining the allowance for loan losses. The Company also performed due diligence procedures on a sample of loans that met its criteria during the purchase process. The Company has created an unallocated provision for probable loan losses estimated as a percentage of the remaining principal on the loans. Management's estimate is based on historical experience of similar underwritten pools.

When it is probable that contractually due specific amounts are deemed uncollectible, the account is considered impaired. Where impairment is indicated, a valuation write-off is measured based upon the excess of the recorded investment over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for loan losses. There were no losses specifically allocated to loans as of December 31, 2009.

Reserve for Probable Credit Losses
The expense for probable credit losses in connection with mortgage loans is the charge to earnings to increase the allowance for probable credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, the Company will establish the provision for probable credit losses by category of asset. When it is probable that the Company will be unable to collect all amounts contractually due, the account is considered impaired.

Where impairment is indicated, a valuation write-down or write-off will be measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral will be charged to the allowance for loan losses.

Income Taxes
The Company intends to qualify to be taxed as a REIT, and therefore it generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met.  If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost.  Further the Company conducts continuing analysis on a quarterly basis in an effort to identify any tax positions taken by the Company that are not “more-likely-than-not” to be upheld under review by the Internal Revenue Service.

Net Loss per Share
The Company calculates basic net loss per share by dividing net loss for the period by the weighted-average shares of its common stock outstanding for that period.  Diluted net loss per share takes into account the effect of dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.  The Company had no potentially dilutive securities outstanding during the period presented.

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

 Use of Estimates
The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”) which revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with GAAP.  The objective of the Codification is to establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB.  Codification is effective for the Company for this Form 10-K.  In adopting the Codification, all non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  Codification requires any references within the Company’s consolidated financial statements be modified from FASB issues to ASC.  However, in accordance with the FASB Accounting Standards Codification Notice to Constituents (v 2.0), the Company will not reference specific sections of the ASC but will use broad topic references.

The Company’s recent accounting pronouncements section has been formatted to reflect the same organizational structure as the ASC.  Broad topic references will be updated with pending content as it is released.

New guidance was issued to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities, as well as beneficial interests in securitized financial assets, in financial statements.  This guidance was the result of the Securities and Exchange Commission (“SEC”) mark-to-market study mandated under the Emergency Economic Stabilization Act of 2008 (“EESA”).  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The guidance revises the OTTI evaluation methodology.  The focus is on whether the company (1) has the intent to sell the investment securities, (2) is more likely than not that it will be required to sell the investment securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the investment securities.  Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, is then be recognized in the statement of operations, while the balance of impairment related to other factors will be recognized in Other Comprehensive Loss (“OCI”).  If the entity intends to sell the security, or will be required to sell the security before its anticipated recovery, the full OTTI will be recognized in the statement of operations.

OTTI has occurred if there has been an adverse change in future estimated cash flows and its impact reflected in current earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.   The objective of OTTI analysis is to determine whether it is probable that the holder will realize some portion of the unrealized loss on an impaired security.  Factors to consider when making OTTI decision include information about past events, current conditions, reasonable and supportable forecasts, remaining payment terms, financial condition of the issuer, expected defaults, value of underlying collateral, industry analysis, sector credit rating, credit enhancement, and financial condition of guarantor.  The Company’s CMBS and Agency residential mortgage-backed securities (“RMBS”) investments fall under this guidance and as such, the Company will assess each security for other-than-temporary impairments based on estimated future cash flows.

For the year ended December 31, 2009, the Company did not have unrealized losses in Investment Securities that were deemed other-than-temporary.

On January 1, 2009, FASB amended the guidance concerning, non-controlling interests in consolidated financial statements. This guidance requires the Company to classify non-controlling interests (previously referred to as “minority interest”) as part of consolidated net income and to include the accumulated amount of non-controlling interests as part of stockholders’ equity. Similarly, in its presentation of stockholders’ equity, the Company distinguishes between equity amounts attributable to controlling interest and amounts attributable to the non-controlling interests – previously classified as minority interest outside of stockholders’ equity.  In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to non-controlling interests; specifically, increases and decreases in its controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary, results in loss of control and deconsolidation, any retained ownership interests are re-measured with the gain or loss reported in net earnings. For the year ended December 31, 2009, the Company does not have any consolidated non-controlling interests.

Effective January 1, 2010, the consolidation standards have been amended to update the existing standard and eliminates the exemption from consolidation of a Qualified Special Purpose Entity (“QSPE”).    The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update requires enhanced disclosures to provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  Further, ongoing assessments of whether an enterprise is the primary beneficiary of the VIE are required.  The Company is currently not affected by this update but will analyze and assess the effect the update will have on future financial reporting.

On January 27, 2010, the FASB voted to indefinitely defer the effective date of ASU 2009-17 for a reporting enterprises interest in entities for which it is industry practice to issue financial statements in accordance with investment company standards (ASC 946).   This deferral is expected to most significantly affect reporting entities in the investment management industry and therefore, as it stands, has no material impact on the Company’s consolidated financial statements.

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

In response to the deterioration of the credit markets, FASB issued guidance clarifying how Fair Value Measurements should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data do not exist.  It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.   It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets.  The guidance was effective upon issuance including prior periods for which financial statements had not been issued

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law.  Section 133 of the EESA mandated that the SEC conduct a study on mark-to-market accounting standards.  The SEC provided its study to the U.S. Congress on December 30, 2008.  Part of the recommendations within the study indicated that “fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets”.  As a result of this study and the recommendations therein, on April 9, 2009, the FASB issued additional guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  The guidance gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value.  The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.

In August 2009, FASB provided further guidance regarding the fair value measurement of liabilities.  The guidance states that a quoted price for the identical liability when traded as an asset in an active market is a Level 1 fair value measurement.  If the value must be adjusted for factors specific to the liability, then the adjustment to the quoted price of the asset shall render the fair value measurement of the liability a lower level measurement.  This guidance was effective for the Company on October 1, 2009.  This guidance has no material effect on the fair valuation of the Company’s liabilities.

In September 2009, FASB issued guidance on measuring the fair value of certain alternative investments.  This guidance offers investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value (“NAV”) per share.  If an investment falls within the scope of the ASU, the reporting entity is permitted, but not required to use the investment’s NAV to estimate its fair value.  This guidance has no material effect on the fair valuation of the Company’s assets, as the Company does not hold any assets qualifying under this guidance.

In January 2010, FASB issued guidance which increases disclosure regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance is effective for the Company on June 1, 2010. The guidance also requires that the disclosure on any Level 3 assets presents separately information about purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  However, this last portion of the guidance is not effective until January 1, 2011.  Adoption of this guidance will result in increased footnote disclosure for the Company.

In April 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  Adoption of this guidance results in increased footnote disclosure for the Company.

General standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued were established provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date.  The Company evaluated subsequent events through February 25, 2010 which is the date of issuance of this Annual Report on Form 10-K.

In June 2009, the FASB issued an amendment update to the accounting standards governing the transfer and servicing of financial assets. This amendment  updates the existing standard and eliminates  the concept of a Qualified Special Purpose Entity (“QSPE”); clarifies the surrendering of control to effect sale treatment; and modifies the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defines the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment requires enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment is effective for the Company beginning January 1, 2010.   The company has determined the amendment has no material effect on the financial statements.

2.   Commercial Mortgage Backed Securities

The following table represents the Company's available for sale CMBS portfolio as of December 31, 2009 at fair value.

For the period September 22, 2009 through December 31, 2009 (dollars in thousands)

Amortized Cost	$31,286
Unrealized gains	-
Unrealized losses	(373)

Fair value	$30,913

The Company did not sell any CMBS during the period from September 22, 2009 to December 31, 2009.

The following table presents the gross unrealized losses, and estimated fair value of the Company's CMBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2009.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
Non-Agency CMBS	$30,913	(373)	$-	$-	$30,913	$(373)
Total December 31, 2009	$30,913	(373)	$-	$-	$30,913	$(373)

The decline in value of these securities is due to market conditions and not the credit performance of the assets. The investments are not considered other-than-temporarily impaired because the Company currently has no intent to sell and has the ability to hold investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments.

Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company's mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table summarizes the Company's mortgage-backed securities at December 31, 2009 according to their weighted-average life classifications:

	(dollars in thousands)
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon

Less than one year	$-	$-	-%
Greater than one year
less than five years	-	-	-
Greater than five years	30,913	31,286	5.81

Total	$30,913	$31,286	5.81%

The weighted-average lives of the mortgage-backed securities as of December 31, 2009 in the tables above are based on data provided through dealer quotes, assuming constant prepayment rates to the balloon or reset date for each  security. The prepayment model considers current yield, forward yield, steepness of the curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.

3.   Loans Held for Investment

The following table represents the Company's commercial mortgage loans classified as held for investment at December 31, 2009, which are carried at their principal balance outstanding less an allowance for loan losses:

December 31, 2009
(dollars in thousands)

Mortgage loans, at principal balance outstanding	$40,000
Less: allowance for loan losses	(2)

Mortgage loans held for investment	$39,998

The following table summarizes the changes in the allowance for loan losses for the mortgage loan portfolio during the period ended December 31, 2009:

December 31, 2009
(dollars in thousands)

Balance, beginning of period	$-
Provision for loan loss	2
Charge-offs	-

Balance, end of period	$2

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses.  Based on this analysis, the Company recorded a general provision for loan losses of $2,280 for the period ended December 31, 2009, representing 1.5% of the Company's mortgage loan portfolio over the life of the loan. At December 31, 2009, there were no loans 90 days or more past due and all loans were accruing interest.

4.  Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

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

During times of market dislocation, as has been experienced for some time, the observability of prices and inputs can be reduced for certain instruments.  If dealers or independent pricing services are unable to provide a price for an asset or if the Company deems the price provided by such dealers or independent pricing services to be unreliable, then the Company will determine the fair value of the asset in good faith.  In addition, validating third party pricing for the Company’s investments may be more subjective as fewer participants may be willing to provide this service to the Company.  Illiquid investments typically experience greater price volatility as a ready market does not exist.  As fair value is not an entity specific measure and is a market based approach which considers the value of an asset or liability from the perspective of a market participant, observability of prices and inputs can vary significantly from period to period.  A condition such as this can cause instruments to be reclassified from Level 1 to Level 2 or Level 2 to Level 3 when the Company is unable to obtain third party pricing verification.

If at the valuation date, the fair value of an investment security is less than its amortized cost at the date of the consolidated statement of financial condition, the Company will analyze the investment security for other-than-temporary impairment.  Management will evaluate the Company’s CMBS and RMBS for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration will be given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the intent of the Company to sell the investment prior to recovery in fair value (3) whether the Company will be more likely than not required to sell the investment before the expected recovery, (4) and the expected future cash flows of the investment in relation to its amortized cost.

If a credit portion of  OTTI exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings.

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

Securitized Debt

The Company will record securitized debt for certificates or notes sold in securitization or re-securitization transactions treated as “financings”.  The Company will carry securitized debt at the principal balance outstanding on non-retained notes associated with its securitized loans held for investment plus premiums or discounts recorded with the sale of the notes to third parties.  The premiums or discounts associated with the sale of the notes or certificates will be amortized over the life of the instrument.  The Company fair values the securitized debt by estimating the future cash flows associated with underlying assets collateralizing the secured debt outstanding.  The Company will model each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and greater economy.

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

As of December 31, 2009, the Company has classified its CMBS as "Level 2".

The Company's financial assets and liabilities carried at fair value on a recurring basis are valued at December 31, 2009 as follows:

	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:

Cash and cash equivalents	$212,133	$-	$-
Mortgage-backed securities	-	30,913	-

Mortgage loan assets totaled $39,998,000 at December 31, 2009.  These loans are held for investment and are valued at amortized cost less allowance for loan losses. Secured financing liabilities totaled of $25,579,000 which approximates fair value at December 31, 2009.

As fair value is not an entity specific measure and is a market based approach which considers the value of an asset or liability from the perspective of a market participant, observability of prices and inputs can vary significantly from period to period. During times of market dislocation, as has been experienced during the recent months, the observability of prices and inputs can be reduced for certain instruments. A condition such as this can cause instruments to be reclassified from level 1 to level 2 to level 3 when the Company is unable to obtain third party pricing verification.

5.   Secured Financing Agreements

Commercial Mortgage-Backed Securities

The Company had outstanding $25.6 million of CMBS structured financing agreements with weighted average borrowing rate of 3.62% and weighted average remaining maturities of 5 years as of December 31, 2009. Investment securities pledged as collateral under these secured financing agreements had an estimated fair value of $30.91 million at December 31, 2009.  The interest rates of these structured financing agreements are fixed to the 5 year swap curve and 100 basis points.

At December 31, 2009, the structured financing agreements all had the following remaining maturities:

Debt
Book Value
(dollars in thousands)
2009	$-
2010	-
2011	-
2012	-
2013 and thereafter	25,579

Total	$25,579

At December 31, 2009 the Company did not have an amount at risk of greater than 10% of the equity of the Company with any counterparty.

6.  Common Stock

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

There was no preferred stock issued or outstanding as of December 31, 2009.

During the year ended December 31, 2009, the Company did not declare dividends to common shareholders.

7.  Equity Incentive Plan

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

8.  Income Taxes

As a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met.  During the period ended December 31, 2009, the Company recorded an income tax expense related to state taxes of $1,000 and no income tax expense related to federal tax liabilities on undistributed income.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.

9.  Credit Risk and Interest Rate Risk

The Company's primary risk will be credit risk and interest rate risk.  The Company will be subject to credit risk in connection with its investments in commercial mortgage loans and credit sensitive mortgage-backed securities.  When the Company assumes credit risk, it will attempt to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities.  The Company will be subject to interest rate risk, primarily in connection with its investments in CMBS, commercial mortgage loans, RMBS and borrowings under repurchase agreements.  The Company will attempt to manage credit risk through pre-acquisition due diligence processes including, but not limited to, analysis of the sponsor/borrower, the structure of the investment, property information including tenant composition, the property’s historical operating performance and evaluation of the market in which the property is located.  These factors are considered to be important indicators of credit risk.

10.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, a wholly owned subsidiary of Annaly, which provides for an initial term through December 31, 2013 with an automatic one-year extension option and subject to certain termination rights.  The Company pays FIDAC a quarterly management fee equal to 0.50% per annum for the first twelve months following the commencement of operations, 1.00% per annum for the period after the first twelve months through the eighteenth month following the commencement of operations, and 1.50% per annum after the first eighteen months following the commencement of operations, calculated quarterly, of our stockholders’ equity (as defined in the management agreement) of the Company.  Management fees accrued and subsequently paid to FIDAC for the period of September 22, 2009 through December 31, 2009 were $354,000.

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

Annaly purchased 4,527,778 shares of stock at the same price per share paid by other investors in the Company’s public offering and owns 25% of the Company’s outstanding shares as an equity investment.

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

11.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  Management is not aware of any reported or unreported contingencies at December 31, 2009.

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

12.  Summarized Initial Period Results

The following is a presentation of the results of operations for the period September 22, 2009 (commencement of operations) to December 31, 2009.

For the Period commencing September 22, 2009 through December 31, 2009

Net Interest Income:
Interest income	$325
Interest expense	26
Net interest income	299

Other expenses:
Management fee	354
Provision for loan losses	2
General and administrative expenses	951
Total other expenses	1,307

Loss before income taxes	(1,008)
Income tax	1
Net loss	$(1,009)

Net loss per share-basic and diluted	$(0.06)
Weighted average number of shares outstanding-basic and diluted	18,120,112

Comprehensive loss:
Net loss	$(1,009)
Other comprehensive loss:
Unrealized loss on securities held for investment	(373)
Comprehensive loss:	$(1,382)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

CREXUS INVESTMENT CORP.

Date: February 25, 2010	By:	/s/ Kevin Riordan
Kevin Riordan
Chairman, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Kevin Riordan	Chief Executive Officer, President and Director	February 25, 2010
Kevin Riordan	(principal executive officer)

/s/ Daniel Wickey	Chief Financial Officer (principal financial and	February 25, 2010
Daniel Wickey	accounting officer)

/s/ Ronald Kazel	Director	February 25, 2010
Ronald Kazel

/s/ Robert Eastep	Director	February 25, 2010
Robert Eastep

/s/ Nancy J. Kuenstner	Director	February 25, 2010
Nancy J. Kuenstner

/s/ Patrick Corcoran	Director	February 25, 2010
Patrick Corcoran

S-1