Form 10-Q
period 2010-03-31
CreXus Investment Corp.
filed 2010-05-07
CIK 1467027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2010

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at May 7, 2010
Common Stock, $.01 par value	18,120,112

CREXUS INVESTMENT CORP.
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Statements of Financial Condition at March 31, 2010 (Unaudited) and December 31, 2009 (Derived from the audited financial statement at December 31, 2009)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Quarter Ended March 31, 2010 (Unaudited) and the period commencing September 22, 2009 through December 31, 2009 (Derived from the audited financial statement at December 31, 2009)	2

Consolidated Statement of Stockholders’ Equity for the Quarter Ended March 31, 2010 (Unaudited)	3

Consolidated Statements of Cash Flows for the Quarter Ended March 31, 2010 (Unaudited) and the period commencing September 22, 2009 through December 31, 2009 (Derived from the audited financial statement at December 31, 2009)	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	40

Item 4T. Controls and Procedures	45

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 1A.Risk Factors	46

Item 6. Exhibits	47

SIGNATURES	48

CERTIFICATIONS	49

i

PART I.                      FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS:

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	March 31, 2010
Assets:	(Unaudited)	December 31, 2009 (1)
Cash and cash equivalents	$150,612	$212,133
Commercial mortgage-backed securities, at fair value	215,526	30,913
Mortgage loans held for investment, net of allowance for loan losses ($15 and $2, respectively)	67,283	39,998
Accrued interest receivable	1,600	578
Other assets	550	685
Total assets	$435,571	$284,307

Liabilities:
Secured financing agreements	$173,960	$25,579
Accrued interest payable	201	26
Accounts payable and other liabilities	2,355	2,521
Dividends payable	1,268	-
Investment management fees payable to affiliate	317	354
Total liabilites	178,101	28,480

Stockholders' Equity:
Common stock, par value $0.01 per share, 1,000,000,000
authorized, 18,120,112 issued and outstanding	181	181
Additional paid-in-capital	257,006	257,029
Accumulated other comprehensive income (loss)	734	(373)
Accumulated deficit	(451)	(1,010)
Total stockholders' equity	257,470	255,827
Total liabilities and stockholders' equity	$435,571	$284,307

(1) Derived from the audited consolidated statements of financial condition at December 31, 2009.
See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)
	Quarter ended March 31, 2010	For the period commencing September 22, 2009 through December 31, 2009

Net interest income:
Interest income	$2,898	$325
Interest expense	584	26
Net interest income	2,314	299

Realized gains on sale of investments	623	-

Other expenses:
Management fee	317	354
Provision for loan losses	15	2
General and administrative expenses	777	951
Total other expenses	1,109	1,307

Net income (loss) before income tax	1,828	(1,008)
Income tax	-	1
Net income (loss):	$1,828	$(1,009)

Net income (loss) per share-basic and diluted	$0.10	$(0.06)
Weighted average number of shares outstanding- basic and diluted	18,120,112	18,120,112

Comprehensive income (loss):
Net income (loss)	$1,828	$(1,009)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	1,729	(373)
Reclassification adjustment for realized gains included in net income	(623)	-
Comprehensive income (loss):	$2,934	$(1,382)

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)
			Accumulated
	Common	Additional	Other
	Stock Par	Paid-in	Comprehensive	Accumulated
	Value	Capital	Income (Loss)	Income (Deficit)	Total
Balance, January 1, 2010	$181	$257,029	$(373)	$(1,010)	$255,827

Net income	-	-		1,828	1,828
Other comprehensive income	-	-	1,107	-	1,107
Net proceeds (expenses) from
common stock offering	-	(23)	-	-	(23)
Common dividends declared, $0.07 per share	-	-	-	(1,269)	(1,269)
Balance, March 31, 2010	$181	$257,006	$734	$(451)	$257,470

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	Qarter ended March 31, 2010	For the period commencing September 22, 2009 through December 31, 2009

Cash Flows From Operating Activites:
Net income (loss)	$1,828	$(1,009)
Adjustments to reconcile net income (loss) to net cash provided by operating acitvities:
Amortizaton of investment premiums and discounts	38	-
Realized gain on sale of investments	(623)	-
Provision for loan losses	15	2
Restricted stock grants	-	135
Changes in operating assets:
Increase in accrued interest receivable	(1,022)	(578)
Decrease (increase) in other assets	135	(685)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(166)	2,520
(Increase) decrease in investment management fee payable to affiliate	(37)	355
Increase in accrued interest payable	175	26
Net cash provided by operating activities	$343	$766
Cash Flows From Investing Activities
Mortgage-backed securities portfolio:
Purchases	$(244,221)	$(31,286)
Sales	61,194	-
Principal payments	106	-
Loans held for investment portfolio:
Purchases	(27,300)	(40,000)
Net cash used in investing activities	$(210,221)	$(71,286)
Cash Flows From Financing Activities:
Net (expense) proceeds from common stock offerings	$(23)	$189,146
Net proceeds from common stock offering with affiliates	-	67,917
Net proceeds from secured financing	148,381	25,579
Net cash provided by financing activities	$148,358	$282,642
Net increase in cash and cash equivalents	(61,521)	212,122
Cash and cash equivalents at beginning of period	212,133	11
Cash and cash equivalents at end of period	$150,612	$212,133
Supplemental disclosure of cash flow information:
Interest paid	$407	$-
Taxes paid	$-	$-
Non cash investing activities:
Net change in unrealized gain (loss) on available-for-sale securities	$1,106	(373)
Non cash financing activities:
Common dividends declared, not yet paid	$1,268	$-

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED March 31, 2010
 (Unaudited)

1.   Organization

CreXus Investment Corp. (“Company”) was organized in Maryland on January 23, 2008.  The Company commenced operations on September 22, 2009 when it completed its initial public offering.  The Company directly or through its subsidiaries owns a portfolio of commercial real estate loans and commercial mortgage backed securities (“CMBS”) and will elect to be taxed as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  As a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met. The Company’s wholly-owned subsidiaries, CreXus S Holdings, LLC, CreXus F Asset Holdings LLC and CreXus TALF Holdings LLC, are qualified REIT subsidiaries.  Annaly Capital Management, Inc. (“Annaly”) owns approximately 25.0% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

2.  Summary of the Significant Accounting Policies

(a) Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements.  Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”). The consolidated interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows have been included.   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.  The consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, CreXus S Holdings LLC, CreXus F Asset Holdings LLC and CreXus TALF Holdings LLC.  All intercompany balances and transactions have been eliminated.

(b) Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and in money market accounts with original maturities less than 90 days.

(c) Commercial Mortgage-Backed Securities (“CMBS”)
The Company directly or through its subsidiaries acquires CMBS representing interests in obligations backed by pools of commercial mortgage loans and carries those securities at fair value estimated using a pricing model. Management reviews the fair values generated by this model to determine that prices are reflective of the current market. Management performs a validation of the fair value calculated by this pricing model by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services. If dealers or independent pricing services are unable to provide a price for an asset or if the Company deems the price provided by such dealers or independent pricing services to be unreliable, then the Company will determine the fair value of the asset in good faith.   In the current market, it may be difficult or impossible to obtain third party pricing on certain of the investments the Company purchases. In addition, validating third party pricing for the Company's investments may be more subjective as fewer participants may be willing to provide this service to the Company. Moreover, the current market is more illiquid than in recent history for some of the investments the Company purchases. Illiquid investments typically experience greater price volatility as a ready market does not exist. As volatility increases or liquidity decreases, the Company may have greater difficulty financing its investments which may negatively impact its earnings and the execution of its investment strategy.

The Company classifies its investment securities as either trading investments, available-for-sale investments or held-to-maturity investments. The Company holds its CMBS as available-for-sale and as such may sell any of its CMBS as part of its overall management of its portfolio. All assets classified as available-for-sale are reported at estimated fair value, with unrealized gains and losses included in other comprehensive income (loss).

If the fair value of an investment security is less than its amortized cost at the date of the consolidated statement of financial condition, the Company analyzes the investment security for other-than-temporary impairment (“OTTI”).  Management evaluates the Company’s CMBS for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the intent of the Company to sell the investment prior to recovery in fair value (3) whether the Company will be more likely than not required to sell the investment before the expected recovery in fair value, and (4) the expected future cash flows of the investment in relation to its amortized cost.  Unrealized losses on assets that are considered other-than-temporary credit impairments are recognized in income and the cost basis of the asset is adjusted.

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

(d) Loans Held for Investment
The Company's commercial mortgage loans are comprised of fixed-rate loans. Mortgage loans are designated as held for investment, recorded on trade date, and are carried at their principal balance outstanding, plus any premiums or discounts which are amortized or accreted over the estimated life of the loan, less allowances for loan losses.  The Company does not plan to sell these assets and may or may not use financing to maintain these positions.

(e) Allowance for Loan Losses
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

When it is probable that contractually due specific amounts are deemed uncollectible, the account is considered impaired. Where impairment is indicated, a valuation write-off is measured based upon the excess of the recorded investment over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for loan losses. There were no losses specifically allocated to loans as of March 31, 2010.

(f) Provision for Probable Credit Losses

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

(g) Income Taxes

The Company intends to qualify to be taxed as a REIT, and therefore it generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met.  If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost.  Further the Company conducts a continuing analysis on a quarterly basis in an effort to identify any tax positions taken by the Company that are not “more-likely-than-not” to be upheld upon examination by the pertinent taxing authorities.

(h) Net Income (Loss) per Share
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

(i) Stock-Based Compensation
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

(j) Use of Estimates
The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in reporting period. Actual results could differ from those estimates.

(k) Recent Accounting Pronouncements

General Principles

Generally Accepted Accounting Principles (ASC 105)

In June 2009, the Financial Accounting Standards Board (FASB) issued The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Codification) which revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles (GAAP).  The objective of the Codification is to establish the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB.  Codification was effective September 30, 2009.  In adopting the Codification, all non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  Codification requires any references within the Company’s consolidated financial statements be modified from FASB issues to ASC.  However, in accordance with the FASB Accounting Standards Codification Notice to Constituents (v 2.0), the Company will not reference specific sections of the ASC but will use broad topic references.

The Company’s recent accounting pronouncements section has been formatted to reflect the same organizational structure as the ASC.  Broad topic references will be updated with pending content as it is released.

Assets

Investments in Debt and Equity Securities (ASC 320)

New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities, as well as beneficial interests in securitized financial assets, in financial statements.  This was as a result of the Securities and Exchange Commission (“SEC”) mark-to-market study mandated under the Emergency Economic Stabilization Act of 2008 (“EESA”).  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The new guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the entity had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether the entity (1) has the intent to sell the investment securities, (2) is more likely than not to be required to sell the investment securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the investment securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  If the entity does not intend to sell the debt security, nor will be required to sell the debt security prior to its anticipated recovery, the credit loss, if any, will be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in Other Comprehensive Income/(Loss) (“OCI”).  If the entity intends to sell the security, will be required to sell the security before its anticipated recovery, or does not expect to recover the entire amortized cost basis of the security the full OTTI will be recognized in the statement of earnings.

Other-than-temporary impairment has occurred if there has been an adverse change in future estimated cash flows and its impact reflected in current earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.   The objective of other-than-temporary impairment analysis is to determine whether it is probable that the holder will realize some portion of the unrealized loss on an impaired security.  Factors to consider when making other-than-temporary impairment decision include information about past events, current conditions, reasonable and supportable forecasts, remaining payment terms, financial condition of the issuer, expected defaults, value of underlying collateral, industry analysis, sector credit rating, credit enhancement, and financial condition of guarantor.  The Company’s commercial mortgage-backed securities (“CMBS”) and Agency residential mortgage-backed securities (“Agency RMBS”) investments fall under this guidance and as such, the Company will assess each security for other-than-temporary impairments based on estimated future cash flows.  For the quarter ended March 31, 2010, the Company did not have any unrealized losses in investment securities that were deemed other-than-temporary.

Broad Transactions

Consolidation (ASC 810)

On January 1, 2009, FASB amended the guidance concerning, noncontrolling interests in consolidated financial statements, which changes the presentation of financial statements. This guidance requires the Company to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net income and to include the accumulated amount of noncontrolling interests as part of stockholders’ equity. Similarly, in the presentation of stockholders’ equity, the Company must distinguish between equity amounts attributable to controlling interest and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of stockholders’ equity.  In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in its controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are re-measured with the gain or loss reported in net earnings.  For the quarter ended March 31, 2010, the Company does not have any non-controlling interests.

Effective January 1, 2010, the consolidation standards have been amended by ASU 2009-17.  This amendment updates the existing standard and eliminate the exemption from consolidation of a Qualified Special Purpose Entity.    The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update requires enhanced disclosures to provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  Further, ongoing assessments of whether an enterprise is the primary beneficiary on a VIE are required.   For the quarter ended March 31, 2010, the Company was not the primary beneficiary of any VIEs.

Effective January 1, 2010,  FASB amended the consolidation standard with ASU 2010-10 which indefinitely defers the effective date of  ASU 2009-17 for a reporting enterprises interest in entities for which it is industry practice to issue financial statements in accordance with investment company standards (ASC 946).   This deferral is expected to most significantly affect reporting entities in the investment management industry.  This amendment has no effect on the Company’s financial statements.

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

The FASB issued ASU 2010-8 in February, 2010.  ASU 2010-8 provided technical corrections to ASC 815.  This update provides a four step analysis to determine whether call or put options that can accelerate the settlement of debt instruments should be considered clearly and closely related to the debt host contract.  If it is determined that such option is closely related to the host contract, bifurcation of the host contract from the derivative instrument is not necessary.  If an existing hybrid instrument requires bifurcation under this update, a one-time election can be made to utilize the Fair Value Option for the entire contract.   This update is effective for the Company January 1, 2010 and has no material effect on the financial statements.

 ASU 2010-11 was issued in March 2010 and defined a scope exception for embedded derivative features which involve only the transfer of credit risk that is only in the form of subordination of one financial instrument to another.  Such instruments would not be subject to bifurcation under ASC 815.  This guidance is effective for the first quarter beginning after June 15, 2010, however early adoption for the first fiscal quarter is allowed.  The Company elected to adopt effective the first quarter of 2010.  Adoption has no material effect on the financial statements.

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

In August 2009, FASB provided further guidance (ASU 2009-05 Measuring Liabilities at Fair Value) regarding the fair value measurement of liabilities.  The guidance states that a quoted price for the identical liability when traded as an asset in an active market is a Level 1 fair value measurement.  If the value must be adjusted for factors specific to the liability, then the adjustment to the quoted price of the asset shall render the fair value measurement of the liability a lower level measurement.  This update was effective for reporting periods following issuance.  This guidance has no material effect on the fair valuation of the Company’s liabilities.

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

In January 2010, FASB issued guidance (ASU 2010-06) which increases disclosure regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance is effective for us for all interim and annual reporting periods after December 15, 2009. The guidance also requires that the disclosure on any Level 3 assets presents separately information about purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  However, this last portion of the guidance is not effective until December 15, 2010.  Adoption of this guidance will result in increased footnote disclosure.

Financial Instruments (ASC 825)

On April 9, 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

Subsequent Events (ASC 855)

ASC 855 provides general standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  ASC 855 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date.

In February 2010, FASB issued ASU 2010-09 as an amendment to ASC 855.  This update eliminates the requirement to provide a specific date through which subsequent events were evaluated.  The purpose of this update was to alleviate potential conflicts between ASC 855 and SEC reporting requirements.  The update was effective upon issuance.     The Company evaluated subsequent events through date of issuance of this Quarterly Report on Form 10-Q.

Transfers and Servicing (ASC 860)

On June 12, 2009, the FASB issued ASU 2009-16 an amendment update to the accounting standards governing the transfer and servicing of financial assets (ASC 860).  This amendment  updates the existing standard and eliminates  the concept of a Qualified Special Purpose Entity (“QSPE”); clarifies the surrendering of control to effect sale treatment; and modifies the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defines the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment requires enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment was effective January 1, 2010.   At the quarter ended March 31, 2010, the Company determined this amendment has no material effect on the Company’s financial statements.

3. Cash and Cash Equivalents

The Company had $150.6 million and $212.1 million in money market funds held at an independent national banking institution and earned $6,000 and $46,000 at the quarter ended March 31, 2010 and the period ended December 31, 2009, respectively.  The average cash balance was $157.3 million and $245.4 million with annualized yields on average cash balances of 0.02% and 0.08% for the quarter ended March 31, 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.

4.   Commercial Mortgage Backed Securities

The following table represents the Company's available for sale CMBS portfolio as of March 31, 2010 and December 31, 2009 at fair value.

	Quarter ended March 31, 2010	For the period commencing September 22, 2009 through December 31, 2009
	(dollars in thousands)
Amortized cost	$214,792	$31,286
Unrealized gains	2,093	-
Unrealized losses	(1,360)	(373)

Fair value	$215,526	$30,913

The following table presents the gross unrealized losses, and estimated fair value of the Company's CMBS by length of time that such securities have been in a continuous unrealized gain/(loss) position at March 31, 2010.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
Non-Agency CMBS	$215,526	(1,360)	$-	$-	$215,526	$(1,360)
Total March 31, 2010	$215,526	(1,360)	$-	$-	$215,526	$(1,360)

The decline in value of these securities is due to market conditions and not the credit performance of the assets. The investments are not considered other-than-temporarily impaired because the Company currently does not intend to sell and has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments.

Actual maturities of CMBS are generally shorter than stated contractual maturities. Actual maturities of the Company's mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table summarizes the Company's available for sale CMBS at March 31, 2010 and December 31, 2009 according to their weighted-average life classifications:

	March 31, 2010
	(dollars in thousands)
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon

Less than one year	$-	$-	-%
Greater than one year
less than five years	13,936	13,980	4.37
Greater than five years	201,590	200,812	5.43

Total	$215,526	$214,792	5.36%

	December 31, 2009
	(dollars in thousands)
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon

Less than one year	$-	$-	-%
Greater than one year
less than five years	-	-	-
Greater than five years	30,913	31,286	5.81

Total	$30,913	$31,286	5.81%

The weighted-average lives of the CMBS in the tables above are based on data provided through dealer quotes, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.

The overall statistics for the Company’s CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of March 31, 2010 and December 31, 2009, are as follows:

	For the quarter ended March 31, 2010	For the period September 22, 2009 through December 31, 2009

Credit Ratings (1)	AAA	AAA
Coupon	5.36%	5.81%
Yield	5.09%	6.50%
Weighted Average Life	5.7 years	6.3 years
(1) Ratings per Fitch, Moody’s or S&P.

The rating, vintage, property type, and location of the collateral securing the Company’s CMBS investments calculated on a weighted average basis as of March 31, 2010 and December 31, 2009 are as follows:

For the Quarter ended March 31, 2010
Geograpic Break Down 5% or Greater

Property Type	Percentage	State	Percentage	Vintage	Percentage
Office	34.1%	NY	14.9%	2006	71%
Retail	30.3%	CA	11.7%	2005	21%
Multifamily	8.6%	FL	6.9%	2004	8%
Industrial	5.1%	TX	6.7%		100%
Hospitality	5.9%	MA	5.3%
Other	16.0%	Other	54.5%
Total	100.0%	Total	100.0%

For the Period ended December 31, 2009
Geograpic Break Down 5% or Greater

Property Type	Percentage	State	Percentage	Vintage	Percentage
Office	35.1%	District of Columbia	14.2%	2006	100%
Retail	20.1%	California	7.3%
Multifamily	10.4%	New York	6.3%
Industrial	14.2%	Wisconsin	5.7%
Other	20.2%	Other	66.5%

Total	100.0%	Total	100.0%

For the three months ended March 31, 2010, the Company sold CMBS with a carrying value of $60.6 million for proceeds of $61.2 million realizing a gain of $0.6 million.  The Company did not sell any CMBS during the period commencing September 22, 2009 to December 31, 2009.

5.   Loans Held for Investment

The following table represents the Company's commercial mortgage loans classified as held for investment at March 31, 2010 and December 31, 2009, which are carried at their principal balance outstanding less an allowance for loan losses:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Mortgage loans, at principal balance
outstanding	$67,300	$40,000
Less: allowance for loan losses	(17)	(2)

Mortgage loans held for investment	$67,283	$39,998

The following table summarizes the changes in the allowance for loan losses for the mortgage loan portfolio during the period ended March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(dollars in thousands)

Balance, beginning of period	$2	$-
Provision for loan loss	15	2
Charge-offs	-	-

Balance, end of period	$17	$2

The following tables present certain characteristics of the Company’s whole mortgage loan portfolio as March 31, 2010.

Geographic Distribution	Remaing Balance		Property
Top 5 States	(dollars in thousands)	% of Loans	Count
Texas	$32,124	47.7%	4
California	5,252	7.8%	4
South Carolina	3,002	4.5%	6
Arizona	2,816	4.2%	2
Pennslyvania	2,304	3.4%	3

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses.  Based on this analysis, the Company recorded a general provision for loan losses of $15,049 for the quarter ended March 31, 2010 compared to $2,280 for the period ended December 31, 2009, representing 1.5% of the Company's mortgage loan portfolio over the life of the loan. At March 31, 2010, there were no loans 90 days or more past due and all loans were accruing interest.

6.  Fair Value Measurements

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

CMBS and RMBS

The Company determines the fair value of its investment securities utilizing a pricing model that incorporates such factors as coupon, prepayment speeds, weighted average life, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, expected losses, expected default severity, credit enhancement, and other pertinent factors.  Management will review the fair values generated by the model to determine whether prices are reflective of the current market.  Management will perform a validation of the fair value calculated by the pricing model by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services.

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

Repurchase Agreements

The Company records repurchase agreements at their contractual amounts including accrued interest payable.  Repurchase agreements are collateralized financing transactions the Company could use to acquire investment securities.  Due to the short term nature of these financial instruments the Company will estimate the fair value of these repurchase agreements to be the contractual obligation plus accrued interest payable at maturity.

Securitized Debt

The Company records securitized debt for certificates or notes sold in securitization or re-securitization transactions treated as “financings”.  The Company will carry securitized debt at the principal balance outstanding on non-retained notes associated with its securitized loans held for investment plus premiums or discounts recorded with the sale of the notes to third parties.  The premiums or discounts associated with the sale of the notes or certificates will be amortized over the life of the instrument.  The Company fair values the securitized debt by estimating the future cash flows associated with underlying assets collateralizing the secured debt outstanding.  The Company will model each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and management’s expectations of general economic conditions in the sector and greater economy.

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

As of March 31, 2010, the Company has classified its CMBS as "Level 2".

The Company's financial assets and liabilities carried at fair value on a recurring basis are valued at March 31, 2010 as follows:

	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Cash and cash
equivalents	$150,612	$-	$-
Mortgage-backed
securities	-	215,526	-

Mortgage loan assets totaled $67.3 million at March 31, 2010.  These loans are held for investment and are recorded at amortized cost less an allowance for loan losses which approximates fair value.  Secured financing liabilities totaled $174.0 million which approximates fair value at March 31, 2010.

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

7.   Secured Financing Agreements

Commercial Mortgage-Backed Securities

The Company had outstanding $174.0 million and $25.6 million of CMBS structured financing agreements with weighted average borrowing rate of 3.60% and 3.62% and weighted average remaining maturities of 4.8 years and 5.0 years as of March 31, 2010 and December 31, 2009, respectively.  Investment securities pledged as collateral under these secured financing agreements had an estimated fair value of $214.9 million and $30.91 million at March 31, 2010 and December 31, 2009, respectively.  The interest rates of these structured financing agreements are fixed to the 5 year or 3 year swap curve plus 100 basis points depending on duration.

At March 31, 2010 and December 31, 2009, the structured financing agreements all had the following remaining maturities:

	Debt Book Value
	March 31,	December 31,
	2010	2009
	(dollars in thousands)
2010	$-	$-
2011	-	-
2012	-	-
2013	11,918	-
2014 and thereafter	162,042	25,579
Total	$173,960	$25,579

At March 31, 2010 the Company had at risk 67.6% of the equity of the Company with the Federal Reserve Bank of New York (“FRBNY”):

	Debt	Collateral
	Book Value	Book Value
	(dollars in thousands)

March 26, 2010, TALF loans, fixed rate 3.63%, mature March 2015	$76,227	$94,856
February 25, 2010, TALF loans, fixed rate 3.69%, mature February 2015	$29,868	$36,652
February 25, 2010, TALF loans, fixed rate 2.74%, mature February 2013	$11,918	$14,087
January 28, 2010, TALF loans, fixed rate 3.73%, mature January 2015	$30,373	$37,018
December 22, 2009, TALF loans, fixed rate 3.62%, mature December 2014	$25,574	$32,287

8.  Common Stock

During the quarter ended March 31, 2010, the Company declared dividends to common shareholders totaling $1.3 million or $0.07 per share, which were paid on April 28, 2010.

On September 16, 2009, the Company announced the sale of 13,333,334 shares of common stock at $15.00 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $189.4 million.  Concurrently with the sale of these shares Annaly purchased 4,527,778 shares at the same price per share as the public offering, for proceeds of approximately $67.9 million.  These sales were completed on September 22, 2009.  In all, the Company raised net proceeds of approximately $257.3 million in these offerings.

On September 30, 2009, the Company issued 9,000 shares of restricted common stock in accordance to the equity incentive plan to our directors, which vested immediately.

There was no preferred stock issued or outstanding as of March 31, 2010.

9.  Equity Incentive Plan

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

10.  Income Taxes

As a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met.  During the quarter ended March 31, 2010, the Company recorded zero income tax expense related to state taxes and federal taxes on undistributed income.  During the period ended December 31, 2009, the Company recorded an income tax expense related to state taxes of $1,000 and no income tax expense related to federal tax liabilities on undistributed income.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.

11.  Credit Risk and Interest Rate Risk

The Company's primary risks are credit risk and interest rate risk.  The Company is subject to credit risk in connection with its investments in commercial mortgage loans and credit sensitive mortgage-backed securities.  When the Company assumes credit risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities.  The Company attempts to manage credit risk through pre-acquisition due diligence processes including, but not limited to, analysis of the sponsor/borrower, the structure of the investment, property information including tenant composition, the property’s historical operating performance and evaluation of the market in which the property is located.  These factors are considered to be important indicators of credit risk.  The Company is subject to interest rate risk, primarily in connection with its investments in CMBS, commercial mortgage loans, RMBS and borrowings under repurchase agreements.

12.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, a wholly owned subsidiary of Annaly, which provides for an initial term through December 31, 2013 with an automatic one-year extension option and subject to certain termination rights.  The Company pays FIDAC a quarterly management fee equal to 0.50% per annum for the first twelve months following the commencement of operations, 1.00% per annum for the period after the first twelve months through the eighteenth month following the commencement of operations, and 1.50% per annum after the first eighteen months following the commencement of operations, calculated quarterly, of our stockholders’ equity (as defined in the management agreement) of the Company.  Management fees accrued and subsequently paid to FIDAC were $317,000 and $354,000 for the quarter ended March 31, 2010 and the period of September 22, 2009 through December 31, 2009, respectively.

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

Annaly purchased 4,527,778 shares of stock at the same price per share paid by other investors in the Company’s public offering and owns approximately 25% of the Company’s outstanding shares as an equity investment.

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

We use RCap Securities Inc., or RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear CMBS trades for us and RCap is entitled to customary market-based fees and charges arising from such services.

13.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  Management is not aware of any reported or unreported contingencies at March 31, 2010.

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

14. Subsequent Events

As of the issue date of this Form 10-Q, the Company has no subsequent events to report.

Item 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ “will,” or similar expressions, we intend to identify forward-looking statements.  Statements regarding the following subjects, among others, are forward-looking by their nature:
•	our business and strategy;

•	our projected financial and operating results;

•	our ability to obtain and maintain financing arrangements and the terms of such arrangements;

•	general volatility of the markets in which we acquire assets;

•	the implementation, timing and impact of, and changes to, various government programs, including the Term Asset-Backed Securities Loan Facility and the Public-Private Investment Program;

•	our expected assets;

•	changes in the value of our assets;

•	interest rate mismatches between our assets and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates; effects of interest rate caps on our adjustable-rate assets;

•	rates of default or decreased recovery rates on our assets;

•	prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

•	availability of opportunities in real estate-related and other securities; availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition;

•	market trends in our industry, interest rates, the debt securities markets or the general economy;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and

•	our ability to maintain our qualification as a REIT for federal income tax purposes.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us.  For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in forward looking statements, see our most recent Annual Report on Form 10-K and any subsequent Form 10-Q.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We intend to qualify to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending on December 31, 2009.  Our targeted asset classes and the principal investments we expect to make in each include:

•	Commercial real estate loans, including:

o	First mortgage loans that are secured by commercial properties

o	Subordinated mortgage loans or “B-notes”

o	Mezzanine loans

o	Construction loans

•	Commercial Mortgage-Backed Securities, or CMBS, including:

o	CMBS rated AAA through BBB

o	CMBS that are rated below investment grade or are non-rated

•	Other Commercial Real Estate Assests, including:

o	Debt and equity tranches of CRE CDOs

o	Loans to real estate companies including REITs and REOCs

o	Commercial real estate securities

o	Commercial property

o	Preferred equity investments

•	Agency RMBS:

o
Single-family residential mortgage pass-through certificates representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal are guaranteed by a U.S. Government agency or federally chartered corporation

We completed our initial public offering on September 22, 2009.  In that offering, and in a concurrent private offering, we raised net proceeds of approximately $257.3 million.

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

We do not presently intend to use recourse borrowings to finance our acquisitions of commercial real estate loans and CMBS. We have financed our current CMBS portfolio with non-recourse financings under the Term Asset-Backed Securities Loan Facility, or the TALF.  Based on market conditions, we intend to utilize structural leverage through securitizations of commercial real estate loans or CMBS. With regard to leverage available under the TALF, the maximum level of allowable leverage under currently announced CMBS programs would be 6.67:1. If we are unable to obtain financing through U.S. Government programs and unable to invest in the asset classes expected to be financed through these programs at attractive rates of return on an unlevered basis, then we will either utilize other non-recourse financing sources or we will not invest in these asset classes. With regard to securitizations, the leverage will depend on the market conditions for structuring such transactions. We will seek to finance the acquisition of Agency RMBS using repurchase agreements with counterparties, which are recourse. We anticipate that leverage for Agency RMBS would be available to us, which would provide for a debt-to-equity ratio in the range of 2:1 to 4:1 but would likely not exceed 6:1. Based on current market conditions, we expect to operate within the leverage levels described above in the near and long term. We are not required to maintain any specific debt-to-equity ratio, as we believe the level of leverage will vary based on the particular asset class, the characteristics of the portfolio and market conditions. We can provide no assurance that we will be able to obtain financing as described herein.

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

Current Environment

We commenced operations in September 2009 in the midst of challenging market conditions.  Beginning in the summer of 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system. As part of this process, residential and commercial mortgage markets in the United States have experienced a variety of difficulties including loan defaults, credit losses and reduced liquidity.

In response to these unprecedented events, the U.S. Government has taken a number of actions to improve stability in the financial markets and encourage lending.  These programs include the Troubled Assets Relief Program (TARP), the TALF and the Public-Private Investment Program (PPIP), among others.  It is not possible for us to predict how these programs will impact our business.

Factors Impacting our Operating Results

In addition to the prevailing market conditions, we expect that the results of our operations will be affected by a number of factors and will primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial mortgage loans, commercial real estate debt, CMBS and other financial assets in the marketplace. Our net interest income, includes the actual payments we receive and is also impacted by the amortization of purchase premiums and accretion of purchase discounts. Our net interest income varies over time, primarily as a result of changes in interest rates, prepayment rates on our mortgage loans and prepayment speeds, as measured by the Constant Prepayment Rate, or CPR, on our CMBS and RMBS assets. Interest rates and prepayment rates vary according to the type of asset, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans are held directly by us or are included in our CMBS.

Change in Fair Value of our Assets. It is our business strategy to hold our targeted assets as long-term investments. As such, we expect that the majority of our Mortgage-Backed Securities, or MBS,  will be carried at their fair value, as available-for-sale securities in accordance with ASC 320 Investments in Debt and Equity Securities, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings. As a result, we do not expect that changes in the fair value of the assets will normally impact our operating results. At least on a quarterly basis, however, we will assess both our ability and intent to continue to hold such assets as long-term investments. As part of this process, we will monitor our targeted assets for other-than-temporary impairment. A change in our ability or intent to continue to hold any of our investment securities could result in our recognizing an impairment charge or realizing losses upon the sale of such securities.

Credit Risk. We may be exposed to various levels of credit risk depending on the nature of our underlying assets and the nature and level of credit enhancements, if any, supporting our assets. FIDAC and FIDAC’s Investment Committee will approve and monitor credit risk and other risks associated with each investment. We will seek to manage this risk through our pre-acquisition due diligence processes including, but not limited to, analysis of the sponsor/borrower, the structure of the investment, property information including tenant composition, the property’s historical operating performance and evaluation of the market in which the property is located.

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

Changes in Market Interest Rates. With respect to our proposed business operations, increases in interest rates, in general, may over time cause:

•	the interest expense associated with our borrowings to increase;

•	the value of our mortgage loans and MBS, to decline;

•	coupons on our mortgage loans to reset, although on a delayed basis, to higher interest rates;

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accepted accounting principles generally accepted in the United States of America, or GAAP.  These accounting principles may require us to make some complex and subjective decisions and assessments.  Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses.  We believe that all of the decisions and assessments upon which our consolidated financial statements are based will be reasonable at the time made and based upon information available to us at that time.  The following are or will be our most critical accounting policies:

Loans and Securities Held for Investment

We purchase CMBS, commercial real estate loans, and commercial real estate-related securities, a portion of which may be held for investment.  Loans or securities held for investment are intended to be held to maturity and, accordingly, will be reported at amortized cost less an allowance for loan losses.

Securities Held as Available-for-Sale

A portion of our CMBS and commercial real estate-related securities may be held as available-for-sale. In accordance with ASC 320, Investments – Debt and Equity Securities, all assets classified as available-for-sale are reported at fair value, and unrealized gains and losses included in other comprehensive income.  We analyze assets for impairment and any credit impairment is reflected in the income statement.

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

FASB has provided guidance for the valuation of assets when the market is not active and when the volume and level of activity have significantly decreased, along with guidance on identifying transactions that are not orderly. This guidance allows the use of management’s internal cash flow and discount rate assumptions when relevant observable data does not exist and clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.   Additionally, FASB provided guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities). This guidance provides factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value.The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.

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

Investment Consolidation

When acquiring assets, we evaluate the underlying entity that issued the securities we intend to acquire, or to which we will make a loan to determine the appropriate accounting. We refer, initially, to guidance in ASC 860-Transfers and Servicing and ASC 810-Consolidation, in performing our analysis. ASC 810 addresses consolidation of certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. An entity is subject to consolidation under this guidance if it is determined that the entity is a Variable Interest Entity, or VIE.  In a VIE, the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns proportional to their ownership. Variable interest entities within the scope of this guidance are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the entity’s expected losses, its expected returns, or both.   This guidance has been materially updated effective January 1, 2010.  The update which eliminates the exemption for a Qualifying Special Purpose Entity, QSPE, and requires ongoing analysis of the primary beneficiary in a VIE.  This update will have no material effect on our financial statements based on our current asset holdings as we have no interest in any QSPE’s or VIE’s at this time.

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

When the fair value of an available-for-sale security is less than its amortized cost for an extended period, we will consider whether there is an other-than-temporary impairment in the value of the security. If, based on our analysis, a credit portion of  OTTI exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings as if the loss had been realized in the period of OTTI.  The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  .

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

We will account for derivative financial instruments in accordance with ASC 815, Derivatives and Hedging. ASC 815 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

We may elect to treat certain of our subsidiaries as TRSs. In general, a TRS may hold assets and engage in activities that a REIT cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A domestic TRS is subject to U.S. federal income tax (and applicable state and local taxes). We presently have not elected TRS status for any of our subsidiaries.

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

Recent Accounting Pronouncements

General Principles

Generally Accepted Accounting Principles (ASC 105)

In June 2009, the Financial Accounting Standards Board (FASB) issued The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Codification) which revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with GAAP.  The objective of the Codification is to establish the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB.  Codification is effective September 30, 2009.  In adopting the Codification, all non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  Codification requires any references within our consolidated financial statements be modified from FASB issues to ASC.  However, in accordance with the FASB Accounting Standards Codification Notice to Constituents (v 2.0), we will not reference specific sections of the ASC but will use broad topic references.

Our recent accounting pronouncements section has been formatted to reflect the same organizational structure as the ASC.  Broad topic references will be updated with pending content as it is released.

Assets

Investments in Debt and Equity Securities (ASC 320)

New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities, as well as beneficial interests in securitized financial assets, in financial statements.  This was as a result of the Securities and Exchange Commission (“SEC”) mark-to-market study mandated under the Emergency Economic Stabilization Act of 2009 (“EESA”).  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the entity had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether the entity (1) has the intent to sell the investment securities, (2) is more likely than not that to be required to sell the investment securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the investment securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  If the entity does not intend to sell the debt security, nor will be required to sell the debt security prior to its anticipated recovery, the credit loss, if any, will be recognized in the statement of operations, while the balance of impairment related to other factors will be recognized in OCI.  If the entity intends to sell the security, will be required to sell the security before its anticipated recovery, or does not expect to recover the entire amortized cost basis of the security the full OTTI will be recognized in the statement of operations.

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

For the quarter ended March 31, 2010, we did not have unrealized losses in investment securities that were deemed OTTI.

Broad Transactions

Consolidation (ASC 810)

On January 1, 2009, FASB amended the guidance concerning, noncontrolling interests in consolidated financial statements, which changes the presentation of financial statements. This guidance requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net income and to include the accumulated amount of noncontrolling interests as part of stockholders’ equity. Similarly, in the presentation of stockholders’ equity, we must distinguish between equity amounts attributable to controlling interest and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of stockholders’ equity.  In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are re-measured with the gain or loss reported in net earnings.  For the quarter ended March 31, 2010, we do not have any non-controlling interests.

Effective January 1, 2010, the consolidation standards have been amended by ASU 2009-17.  This amendment updates the existing standard and eliminate the exemption from consolidation of a Qualified Special Purpose Entity.    The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update requires enhanced disclosures t o provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  Further, ongoing assessments of whether an enterprise is the primary beneficiary on a VIE are required.  For the quarter ended March 31, 2010, we were not the primary beneficiary of any VIE’s.

Effective January 1, 2010,  FASB amended the consolidation standard with ASU 2010-10 which indefinitely defers the effective date of  ASU 2009-17 for a reporting enterprises interest in entities for which it is industry practice to issue financial statements in accordance with investment company standards (ASC 946).   This deferral is expected to most significantly affect reporting entities in the investment management industry.  This amendment has no effect on our financial statements.

Derivatives and Hedging (ASC 815)

Effective January 1, 2009, the FASB issued guidance attempting to improve the transparency of financial reporting by mandating the provision of additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This guidance changed the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To adhere to this guidance, qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements must be made.  This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage.     We are currently not engaged in any derivative or hedging activity and do not intend to elect hedge accounting at this time; however,  we will comply with all disclosure requirements set forth by the FASB concerning derivatives and hedging when applicable.

The FASB issued ASU 2010-8 in February, 2010.  ASU 2010-8 provided technical corrections to ASC 815.  This update provides a four step analysis to determine whether call or put options that can accelerate the settlement of debt instruments should be considered clearly and closely related to the debt host contract.  If it is determined that such option is closely related to the host contract, bifurcation of the host contract from the derivative instrument is not necessary.  If an existing hybrid instrument requires bifurcation under this update, a one-time election can be made to utilize the Fair Value Option for the entire contract.   This update is effective on January 1, 2010 and has no material effect on our financial statements.

 ASU 2010-11 was issued in March 2010 and defined a scope exception for embedded derivative features which involve only the transfer of credit risk that is only in the form of subordination of one financial instrument to another.  Such instruments would not be subject to bifurcation under ASC 815.  This guidance is effective for the first quarter beginning after June 15, 2010, however early adoption for the first fiscal quarter is allowed.   We elected to adopt effective the first quarter of 2010.  Adoption has no material effect on our financial statements.

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

In August 2009, FASB provided further guidance (ASU 2009-05)  regarding the fair value measurement of liabilities.  The guidance states that a quoted price for the identical liability when traded as an asset in an active market is a Level 1 fair value measurement.  If the value must be adjusted for factors specific to the liability, then the adjustment to the quoted price of the asset shall render the fair value measurement of the liability a lower level measurement.  This update was effective for reporting periods following issuance.  This guidance has no material effect on the fair valuation of our liabilities.

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

In January 2010, FASB issued guidance (ASU 2010-06) which increases disclosure regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance is effective for all interim and annual reporting periods after December 15, 2009. The guidance also requires that the disclosure on any Level 3 assets presents separately information about purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  However, this last portion of the guidance is not effective until December 15, 2010.  Adoption of this guidance results in increased footnote disclosure.

Financial Instruments (ASC 825)

On April 9, 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

Subsequent Events (ASC 855)

ASC 855 provides general standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  ASC 855 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date.

In February 2010, FASB issued ASU 2010-09 as an amendment to ASC 855.  This update eliminates the requirement to provide a specific date through which subsequent events were evaluated.  The purpose of this update was to alleviate potential conflicts between ASC 855 and SEC reporting requirements.  The update was effective upon issuance.     We evaluated subsequent events through date of issuance of this Quarterly Report on Form 10-Q.

Transfers and Servicing (ASC 860)

On June 12, 2009, the FASB issued ASU 2009-16 an amendment update to the accounting standards governing the transfer and servicing of financial assets .This amendment  updates the existing standard and eliminates  the concept of a Qualified Special Purpose Entity (“QSPE”); clarifies the surrendering of control to effect sale treatment; modifies the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement and defines the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment requires enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment is effective beginning January 1, 2010.   At the quarter ended March 31, 2010, we have determined this amendment has no material effect on our financial statements.

Financial Condition

At March 31, 2010, our portfolio consisted of $215.5 million of CMBS and $67.3 million of commercial mortgage loans.

The following table summarizes certain characteristics of our portfolio at the quarter ended March 31, 2010 and the period ended December 31, 2009:

	Quarter ended March 31, 2010	For the period ended December 31, 2009
	(dollars in thousands)
Investment portfolio at period-end	$282,809	$70,911
Interest bearing liabilities at period-end	173,960	25,579
Leverage at period-end (Debt:Equity)	0.7:1	0.1:1
Fixed-rate investments as percentage of portfolio	100.0%	100.0%
Fixed-rate investments
Commercial mortgage-backed securities as percentage of fixed-rate assets	75.9%	44.7%
Commercial mortgage loans as percentage of fixed-rate assets	24.1%	55.3%
Weighted average yield on assets at period-end	6.71%	9.67%
Weighted average cost of funds at period-end	3.60%	3.62%

The following table summarized certain characteristics of each class in our portfolio at March 31, 2010 and December 31, 2009:

	Quarter ended		For the period ended
	March 31, 2010		December 31, 2009
	CMBS	Loans	CMBS	Loans
Weighted average cost basis	$101.40	$100.00	$96.80	$100.00
Weighted average fair value	$101.70	$100.00	$95.70	$100.00
Weighted average coupon	5.36%	11.80%	5.81%	12.24%
Fixed-rate percentage of asset class	100.00%	100.00%	100.00%	100.00%
Weighted average yield on assets at period-end	5.09%	11.80%	6.50%	12.24%
Weighted average cost of funds at period-end	3.60%	-	3.62%	-

Results of Operations for the Quarter Ended March 31, 2010

We commenced our operations in September 2009.  As a result, there is no corresponding period for comparison.

Net Income/Loss Summary

           Our net gain for the quarter ended March 31, 2010 was $1.8 million, or $0.10 per share.  Our net loss for the period commencing September 22, 2009 through December 31, 2009 was $1.0 million, or $0.06 per share. Our revenue was generated primarily by interest income.  We attribute the net loss per share to our start up costs for the period ended September 30, 2009.   The table below presents the net income (loss) summary for the quarter ended March 31, 2010 and for the period ended December 31, 2009:

Net Income (Loss) Summary
(dollars in thousands, except share and per share data)

	For the Quarter ended March 31, 2010	For the Period September 22, 2009 through December 31, 2009

Net Interest Income:
Interest income	$2,898	$325
Interest expense	584	26
Net interest income	2,314	299

Realized gains on sale of investments	623	-

Other expenses:
Management fee	317	354
Provision for loan losses	15	2
General and administrative expenses	777	951
Total other expenses	1,109	1,307
Gain/(loss) before income taxes	1,828	(1,008)
Income tax	-	1
Net income (loss):	$1,828	$(1,009)
Net income (loss) per share-basic and diluted	$0.10	$(0.06)
Weighted average number of shares outstanding-basic and diluted	18,120,112	18,120,112
Other comprehensive income (loss):
Net income (loss)	1,828	(1,009)
Unrealized gain/(loss) on securities held for investment	1,729	(373)
Reclassification adjustment for realized gains (losses) included in income	(623)	-
Comprehensive income (loss):	$2,934	$(1,382)

Interest Income and Average Earning Asset Yield

We had average earning assets of $165.1 million and $63.4 million for the quarter ended March 31, 2010 and the period ended December 31, 2009, respectively.  Our interest income was $2.9 million and $279,000 for the quarter ended March 31, 2010 and the period ended December 31, 2009, respectively.  The annualized yield on our portfolio was 7.01% and 9.20% for the quarter ended March 31, 2010 and the period ended December 31, 2009, respectively.

Interest Expense and the Cost of Funds

We had average borrowed funds of $65.6 million and total interest expense of $584,000 for the quarter ended March 31, 2010.  Our average cost of funds was 3.60% for the quarter ended March 31. 2010.  We had average borrowed funds of $25.6 million and interest expense of $26,000 for the period commencing September 22, 2009 through December 31, 2009.  Our average cost of funds was 3.62% for the period commencing September 22, 2009 through December 31, 2009.   We attribute the increase in interest expense to the increase of financing to purchase additional assets.

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $2.3 million and $293,000 for the quarter ended March 31, 2010 and the period commencing September 22, 2009, and ending December 31, 2009, respectively. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds was 3.41% and  6.05%  for the quarter ended March 31, 2010 and the period commencing September 22, 2009, and ending December 31, 2009, respectively.  We attribute the decrease in net interest spread to the additional purchases of lower yielding CMBS.

The table below shows our average assets held, total interest income, weighted average yield on average interest earning assets at period end, average balance of repurchase agreements, interest expense, weighted average cost of funds at period end, net interest income, and net interest rate spread for the quarter ended March 31, 2010 and the period commencing September 22, 2009, and ending December 31, 2009.

Net Interest Income
(Ratios have been annualized, dollars in thousands)
			Yield on
	Average		Average					Net
	Earning	Interest	Interest	Average		Average	Net	Interest
	Assets	Earned on	Earning	Debt	Interest	Cost	Interest	Rate
	Held	Assets	Assets	Balance	Expense	of Funds	Income	Spread
Quarter ended March 31, 2010	$165,107	$2,892	7.01%	$65,633	$584	(3.60%)	2,308	3.41%
For the period September 22, 2009 to December 31, 2009	$63,441	$279	9.67%	$25,579	$26	(3.62%)	$253	6.05%

The secured financing balances were $174.0 million and $25.6 million for the periods ended March 31, 2010 and December 31, 2009, respectively.

Gains and Losses on Sales

During the quarter ended March 31, 2010, we sold assets with a carrying value of $60.6 million resulting in realized gains of $623,000.  The Company had no sales of investments during the period commencing September 22, 2009 through December 31, 2009.

Management Fee and General and Administrative Expenses

We paid FIDAC a management fee of $317,000 and $354,000 for the quarter ended March 31, 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.  The management fee is based on stockholders’ equity.

General and administrative (“G&A”) expenses, including the provision for loan losses, were $1.1 million and $1.0 million for the quarter end March 31, 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.

Total expenses as a percentage of average total assets were 1.23% and 1.74% for the quarter ended March 31, 2010 and the period commencing September 22, 2009 through December 31, 2009.

FIDAC has currently waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the quarter ended March 31, 2010 and the period commencing September 22, 2009 through December 31, 2009.

Management Fees and G&A Expenses and Operating Expense Ratios
(Ratios have been annualized, dollars in thousands)

	Total Management	Total Management	Total Management
	Management Fee	Fee and G&A	Fee and G&A
	and G&A	Expenses/Average	Expenses/Average
	Expenses	Total Assets	Equity
For the quarter ended March 31, 2010	$1,109	1.23%	1.73%
For the period commencing September 22, 2009 and ending December 31, 2009	$1,307	1.74%	1.84%

Net Income (Loss) and Return on Average Equity

Our net income was $1.8 million for the quarter ended March 31, 2010 compared to a net loss of $1.0 million for the period commencing September 22, 2009 through December 31, 2009.  We attribute the increase in net income to realized gains on sale of investments and continued deployment of capital resulting in an increase in net interest income.   The table below shows our net interest income, total expenses and income tax, each as a percentage of average equity, and the return on average equity for the quarter ended March 31, 2010 and the period ended December 31, 2009.

Components of Return on Average Equity
(Ratios have been annualized)

	Net
	Interest	Total	Realized	Return
	Income/	Expenses/	Gain/	on
	Average	Average	Average	Average
	Equity	Equity	Equity	Equity
For the quarter ended March 31, 2010	3.60%	(1.73%)	0.97%	2.85%
For the period commencing September 22, 2009, and ending December 31, 2009	0.42%	(1.84%)	0.00%	(1.42%)

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

Even if newly issued or legacy CMBS meets all the criteria for eligibility under the TALF, the FRBNY may, in its sole discretion, reject the CMBS as collateral based on its own risk assessment.  The FRBNY has extended TALF program to June 30, 2010, for newly-issued CMBS.  The TALF program stopped accepting applications for credit on March 31, 2010 for all other TALF-eligible collateral.   To be considered eligible collateral under the TALF, both newly issued CMBS and legacy CMBS must have at least two AAA ratings from DBRS, Inc., Fitch Ratings, Moody’s Investors Service, Realpoint LLC or S&P and must not have a rating below AAA from any of these rating agencies or be under watch or review for a downgrade (unless, in the case of legacy CMBS, such watch or review occurs after the subscription date for a loan with regard to such CMBS).

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

We held cash and cash equivalents of approximately $150.6 million and $212.1 million at March 31, 2010 and December 31, 2009, respectively.  Our cash and cash equivalents declined as we deployed capital to purchased assets.

Our operating activities used net cash of approximately $343,000 and $766,000 for the quarter ended March 31, 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.

Our investing activities used net cash of approximately $210.2 million and $71.3 million for the quarter ending March 31, 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.  During the quarter ended March 31, 2010 we utilized cash to purchase $271.5 million in CMBS and commercial loans which were offset by proceeds from asset sales that provided approximately $61.2 million as compared to the purchase of $71.3 million of CMBS and commercial loans for the period commencing September 22, 2009 through December 31, 2009.

Our financing activities provided $148.4 million and $282.6 million as of quarter ended March 31, 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.   As of March 31, 2010, we had $174.0 million outstanding under our secured financing agreement with the Federal Reserve Bank of New York (“FRBNY”) collateralized by our CMBS with weighted average borrowing rate of 3.60% and a weighted average remaining maturity of 4.77 years.  The CMBS pledged as collateral under the secured financing agreement with FRBNY had an estimated fair value of $214.9 million at March 31, 2010.

At March 31, 2010 and December 31, 2009, the secured financing agreements for CMBS had the following remaining maturities:

	March 31, 2010	December 31, 2009
(dollars in thousands)
Overnight	$-	-
1-30 days	-	-
30 to 59 days	-	-
60 to 89 days	-	-
90 to 119 days	-	-
Greater than or equal to 120 days	173,960	25,579
Total	$173,960	25,579

We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At March 31, 2010 our total debt was approximately $174.0 million which represented a debt-to-equity ratio of approximately 0.7:1.

Stockholders’ Equity

During the quarter ended March 31, 2010 we declared dividends to common shareholders totaling $1.3 million or $0.07 per share, all of which were paid on April 28, 2010.  During the period commencing September 22, 2009 through December 31, 2009 no dividends were declared.

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

There was no preferred stock issued or outstanding as of March 31, 2010.

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

Purchases of Common Stock by Affiliates

In connection with our initial public offering sold Annaly 4,527,778 shares of our common stock at the same price per share paid by other investors in our public offering and Annaly owns approximately 25% of our outstanding shares of common stock.

On May 21, 2008, we issued 1,000,000 shares of our common stock to certain of FIDAC’s officers and employees for an aggregate purchase price of $50,000. On September 15, 2009, we repurchased 750,000 shares of common stock from those holders on a pro rata basis at the initial per share purchase price.

Restricted Stock Grants

On September 30, 2009, we awarded 9,000 shares of restricted stock pursuant to our incentive plan to the independent members of our Board of Directors.  These shares vested on the date of the grant.

Clearing Fees

We use RCap Securities Inc., or RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear CMBS trades for us and RCap is entitled to customary market-based fees and charges arising from such services.

Contractual Obligations and Commitments

We have not entered into any lease, operating or purchase obligations as of yet.

As of March 31, 2010 we financed our CMBS portfolio with non-recourse financings under the TALF.  Pursuant to our non-recourse financing under the TALF, we have entered into a long term debt obligation with the FRBNY.  Please see table below to summarize our contractual obligation at March 31, 2010.

	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)
Secured financing	$-	$11,918	$162,042	$-	$173,960

Interest expense on secured financing	6,238	18,409	5,406	-	30,053
Total	$6,238	$30,327	$167,448	$-	$204,012

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

During the quarter ended March 31, 2010, the Company declared dividends to common shareholders totaling $1.3 million or $0.07 per share, which were paid on April 28, 2010.

Capital Resources

At March 31, 2010 we had no material commitments for capital expenditures.

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

Our analysis of interest rate risk is based on FIDAC’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of asset allocation decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results described in this Form 10-Q.

Interest Rate Effect on Net Interest Income

Our operating results depend, in part, on differences between the income from our investments and our borrowing costs. Most of our warehouse facilities and repurchase agreements would provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR.  Our structured financing through the TALF is at a fixed rate for the life of the loan based on swap rates at the submission date of the loan.  The fixed spread varies depending on the type of underlying asset which collateralizes the financing. Accordingly, if a portion of our portfolio consisted of floating interest rate assets would be match-funded utilizing our expected sources of short-term financing, while our fixed interest rate assets will not be match-funded. During periods of rising interest rates, the borrowing costs associated with our investments tend to increase while the income earned on our fixed interest rate investments may remain substantially unchanged, excluding the fixed rate borrowing with the TALF.  This will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Further, during this portion of the interest rate and credit cycles, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities. Hedging techniques are partly based on assumed levels of prepayments of fixed-rate and hybrid adjustable-rate mortgage loans and CMBS. If prepayments are slower or faster than assumed, the life of the mortgage loans and CMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.

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

Interest Rate Cap Risk

We may invest in adjustable-rate mortgage loans and CMBS. These are mortgages or CMBS in which the underlying mortgages are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security's interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our adjustable-rate mortgage loans and CMBS would effectively be limited. This problem will be magnified to the extent we acquire adjustable-rate CMBS that are not based on mortgages which are fully indexed. In addition, the mortgages or the underlying mortgages in a CMBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our adjustable-rate mortgages or CMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

We may fund a portion of our acquisitions of hybrid adjustable-rate mortgages and RMBS and CMBS with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgages and MBS. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above. Our analysis of risks is based on FIDAC’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this Form 10-Q.

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2010 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

	Projected Percentage Change in	Projected Percentage Change in
Change in Interest Rate	Net Interest Income	Portfolio Value
-75 Basis Points	0.00%	2.92%
-50 Basis Points	0.00%	1.98%
-25 Basis Points	0.00%	1.00%
Base Interest Rate	0%	0%
+25 Basis Points	0.00%	(1.07%)
+50 Basis Points	0.00%	(2.15%)
+75 Basis Points	0.00%	(3.27%)

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2010. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

	Within 3	3-12	1 Year to	Greater than
	Months	Months	3 Years	3 Years	Total

Rate sensitive assets	$-	$-	$59,445	$219,730	$279,175
Cash equivalents	150,612	-	-	-	150,612
Total rate sensitive assets	150,612	-	59,445	219,730	429,787

Rate sensitive liabilities	-	-	11,918	162,042	173,960

Interest rate sensitivity gap	$150,612	$-	$47,527	$57,689	$255,827

Cumulative rate sensitivity gap	$150,612	$150,612	$198,139	$255,827

Cumulative interest rate sensitivity
gap as a percentage or total rate
sensitive assets	35.04%	35.04%	46.10%	59.52%

Our analysis of risks is based on FIDAC’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by FIDAC may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in the above tables and in this Form 10-Q. These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, "Special Note Regarding Forward-Looking Statements."

Item 4T.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”)) as of the end of the period covered by this quarterly report.  Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that information regarding the Company and its subsidiaries is made known to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2009.  The materialization of any risks and uncertainties identified in our forward looking statements contained in this report together with those previously disclosed in the Form 10-K or subsequent Form 10-Q or those that are presently unforeseen could  result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q.

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

3.2	Amended and Restated Bylaws of CreXus Investment Corp. (filed as exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (filed on November 6, 2009) and incorporated herein by reference).
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

10.10
Stock Purchase Agreement between Crexus Investment Corp. and Annaly Capital Management, Inc. (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (filed on November 6, 2009) and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREXUS INVESTMENT CORP.

By:	/s/ Kevin Riordan
Kevin Riordan
Chief Executive Officer and President (Principal Executive Officer)
May 7, 2010

By:	/s/ Daniel Wickey
Daniel Wickey
Chief Financial Officer (Principal Financial Officer)
May 7, 2010