Form 10-Q
period 2010-06-30
CreXus Investment Corp.
filed 2010-08-06
CIK 1467027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2010

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at August 6, 2010
Common Stock, $.01 par value	18,120,112

CREXUS INVESTMENT CORP.
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Statements of Financial Condition at June 30, 2010 (Unaudited) and December 31, 2009 (Derived from the audited statement of financial condition at December 31, 2009)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Quarter Ended and Six Months Ended June 30, 2010 (unaudited) and the Period Commencing September 22, 2009 through December 31, 2009 (Derived from the audited statement of operations and comprehensive income (loss) for the period commencing September 22, 2009 through December 31, 2009)	2

Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2010 (Unaudited)	3

Consolidated Statements of Cash Flows for the Quarter and Six Months Ended June 30, 2010 (Unaudited) and the Period Commencing September 22, 2009 through December 31, 2009 (Derived from the audited statement of cashflow for the period commencing September 22, 2009 through December 31, 2009)	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	40

Item 4T. Controls and Procedures	45

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 1A.Risk Factors	46

Item 6. Exhibits	47

SIGNATURES	48

CERTIFICATIONS	49

i

PART I.                      FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS:

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	June 30, 2010	December 31, 2009 (1)
Assets:	(Unaudited)
Cash and cash equivalents	$151,840	$212,133
Commercial mortgage-backed securities, at fair value	219,522	30,913
Mortgage loans held for investment, net of allowance for loan losses ($52 and $2, respectively)	67,237	39,998
Accrued interest receivable	2,046	578
Other assets	406	685
Total assets	$441,051	$284,307

Liabilities:
Secured financing agreements	$173,508	$25,579
Accrued interest payable	460	26
Accounts payable and other liabilities	2,432	2,521
Dividends payable	2,174	-
Investment management fees payable to affiliate	321	354
Total liabilites	178,895	28,480

Stockholders' Equity:
Common stock, par value $0.01 per share, 1,000,000,000
authorized, 18,120,112 issued and outstanding	181	181
Additional paid-in-capital	257,006	257,029
Accumulated other comprehensive income (loss)	5,204	(373)
Accumulated deficit	(235)	(1,010)
Total stockholders' equity	262,156	255,827
Total liabilities and stockholders' equity	$441,051	$284,307

(1) Derived from the audited consolidated statement of financial condition at December 31, 2009.

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
	For the Quarter Ended June 30, 2010 (Unaudited)	For the Six Months Ended June 30, 2010 (Unaudited)	For the period commencing September 22, 2009 through December 31, 2009 (1)

Net interest income:
Interest income	$4,837	$7,735	$325
Interest expense	1,557	2,141	26
Net interest income	3,280	5,594	299

Realized gains on sale of investments	-	623	-

Other expenses:
Management fee	321	638	354
Provision for loan losses	35	50	2
General and administrative expenses	531	1,308	951
Total other expenses	887	1,996	1,307

Net income (loss) before income tax	2,393	4,221	(1,008)
Income tax	1	1	1
Net income	$2,392	$4,220	$(1,009)

Net income (loss) per share-basic and diluted	$0.13	$0.23	$(0.06)
Weighted average number of shares outstanding- basic and diluted	18,120,112	18,120,112	18,120,112

Comprehensive income:
Net income	$2,392	$4,220	$(1,009)
Other comprehensive income:
Unrealized gain on securities available-for-sale	4,471	6,200	(373)
Reclassification adjustment for realized gains included in net income	-	(623)	-
Total other comprehensive income	4,471	5,577	(373)
Comprehensive income	$6,863	$9,797	$(1,382)

(1) Derived from the audited consolidated statement of operations and comprehensive income(loss) for the period commencing September 22, 2009 through December 31, 2009.

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)
			Accumulated	Retained
	Common	Additional	Other	Earnings
	Stock Par	Paid-in	Comprehensive	(Accumulated
	Value	Capital	Income (Loss)	Deficit)	Total
Balance, December 31, 2009	$181	$257,029	$(373)	$(1,010)	$255,827
Net income	-	-		4,220	4,220
Other comprehensive income	-	-	5,577	-	5,577
Additional expenses from
common stock offering	-	(23)	-	-	(23)
Common dividends declared, $0.19 per share	-	-	-	(3,445)	(3,445)
Balance June 30, 2010	$181	$257,006	$5,204	$(235)	$262,156

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Quarter Ended June 30, 2010 (unaudited)	For the Six Months Ended June 30, 2010 (unaudited)	For the period commencing September 22, 2009 through December 31, 2009

Cash Flows From Operating Activites:
Net income (loss)	$2,392	$4,220	$(1,009)
Adjustments to reconcile net income (loss) to net cash provided by operating acitvities:
Amortization of investment premiums and discounts	35	72	-
Realized gain on sale of investments	-	(623)	-
Provision for loan losses	35	50	2
Restricted stock grants	-	-	135
Changes in operating assets:
Increase in accrued interest receivable	(446)	(1,468)	(578)
Decrease (increase) in other assets	144	279	(685)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	77	(89)	2,520
Increase (decrease) in investment management fee payable to affiliate	4	(33)	355
Increase in accrued interest payable	259	434	26
Net cash provided by operating activities	$2,500	$2,842	$766
Cash Flows From Investing Activities
Mortgage-backed securities portfolio:
Purchases	$-	$(244,221)	$(31,286)
Sales	-	61,194	-
Principal payments	449	554	-
Loans held for investment portfolio:
Purchases	-	(27,300)	(40,000)
Net cash provided by (used in) investing activities	$449	$(209,773)	$(71,286)
Cash Flows From Financing Activities:
Additional expenses from common stock offerings	$-	$(23)	$189,146
Net proceeds from common stock offering with affiliates	-	-	67,917
Proceeds from secured financing	-	147,929	25,579
Payments on secured financing	(453)	-	-
Dividends paid	(1,268)	(1,268)	-
Net cash (used in) provided by financing activities	$(1,721)	$146,638	$282,642
Net increase (decrease) in cash and cash equivalents	1,228	(60,293)	212,122
Cash and cash equivalents at beginning of period	150,612	212,133	11
Cash and cash equivalents at end of period	$151,840	$151,840	$212,133
Supplemental disclosure of cash flow information:
Interest paid	$1,300	$1,707	$-
Taxes paid	$1	$1	$1
Non cash investing activities:
Net change in unrealized gain on available-for-sale securities	$4,471	5,577	(373)
Non cash financing activities:
Common dividends declared, not yet paid	$2,174	$2,174	$-

(1) Derived from the audited consolidated statement of cashflows for the period commencing September 22, 2009 through December 31, 2009.

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2010
 (Unaudited)

1.   Organization

CreXus Investment Corp. (“Company”) was organized in Maryland on January 23, 2008.  The Company commenced operations on September 22, 2009 when it completed its initial public offering.  The Company directly or through its subsidiaries owns a portfolio of commercial real estate loans and commercial mortgage backed securities (“CMBS”) and has elected to be taxed as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  As a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met. The Company’s wholly-owned subsidiaries, CreXus S Holdings, LLC, CreXus F Asset Holdings LLC and CreXus TALF Holdings LLC, are qualified REIT subsidiaries.  Annaly Capital Management, Inc. (“Annaly”) owns approximately 25.0% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

2.  Summary of the Significant Accounting Policies

(a) Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements.  Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”). The consolidated interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows have been included.   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.  The consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, CreXus S Holdings, LLC, CreXus F Asset Holdings LLC and CreXus TALF Holdings LLC.  All intercompany balances and transactions have been eliminated.

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

The Company classifies its investment securities as either available-for-sale investments or held-to-maturity investments. The Company holds its CMBS as available-for-sale and as such may sell any of its CMBS as part of its overall management of its portfolio. All assets classified as available-for-sale are reported at estimated fair value, with unrealized gains and losses included in other comprehensive income (loss).

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

CMBS transactions are recorded on the trade date. Realized gains and losses from CMBS transactions are determined based on the specific identification method and recorded as a gain or a loss on sale of available for sale securities in the consolidated statement of operations. Accretion of discounts or amortization of premiums on available-for-sale securities and mortgage loans is computed using the effective interest yield method and is included as a component of interest income in the consolidated statement of operations.

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

When it is probable that contractually due specific amounts are deemed uncollectible, the account is considered impaired. Where impairment is indicated, a valuation write-off is measured based upon the excess of the recorded investment over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for loan losses. There were no losses specifically allocated to loans as of June 30, 2010.

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

(g) Income Taxes
The Company has qualified and elected to be taxed as a REIT, and therefore it generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met.  If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost.  Further the Company conducts a continuing analysis on a quarterly basis in an effort to identify any tax positions taken by the Company that are not “more-likely-than-not” to be upheld upon examination by the pertinent taxing authorities.

(h) Net Income per Share
The Company calculates basic net income per share by dividing net income (loss) for the period by the weighted-average shares of its common stock outstanding for that period.  Diluted net income (loss) per share takes into account the effect of dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.  The Company had no potentially dilutive securities outstanding during the periods presented.

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

Assets

Receivables (ASC 310)

In July 2010, the FASB released Accounting Standard Updates (“ASU”) 2010-20, which addresses disclosures about the credit quality of financing receivables and the allowance for credit losses.  The purpose of this update is to provide greater transparency regarding the allowance for credit losses and the credit quality of financing receivables as well as to assist in the assessment of credit risk exposures and evaluation of the adequacy of allowances for credit losses.   Additional disclosures must be provided on a disaggregated basis.  The update defines two levels of disaggregation – portfolio segment and class of financing receivable.  Additionally, the update requires disclosure of credit quality indicators, past due information and modifications of financing receivables.   The update is not applicable to mortgage banking activities (loans originated or purchased for resale to investors); derivative instruments such as repurchase agreements; debt securities;  a transferors interest in securitization transactions accounted for as sales under ASC 860; and purchased beneficial interests in securitized financial assets.  This update is effective for the Company for interim or annual periods ending on or after December 15, 2010.  At this time, the Company is evaluating the effect of this update on future financial reporting.

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

OTTI has occurred if there has been an adverse change in future estimated cash flows and its impact reflected in current earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.   The objective of OTTI analysis is to determine whether it is probable that the holder will realize some portion of the unrealized loss on an impaired security.  Factors to consider when making OTTI decision include information about past events, current conditions, reasonable and supportable forecasts, remaining payment terms, financial condition of the issuer, expected defaults, value of underlying collateral, industry analysis, sector credit rating, credit enhancement, and financial condition of guarantor.  The Company’s CMBS and Agency residential mortgage-backed securities (“Agency RMBS”) investments fall under this guidance and as such, the Company will assess each security for OTTIs based on estimated future cash flows.  For the quarter ended June 30, 2010, the Company did not have any unrealized losses in investment securities that were deemed other-than-temporary.

Broad Transactions

Consolidation (ASC 810)

On January 1, 2009, FASB amended the guidance concerning, noncontrolling interests in consolidated financial statements, which changes the presentation of financial statements. This guidance requires the Company to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net income and to include the accumulated amount of noncontrolling interests as part of stockholders’ equity. Similarly, in the presentation of stockholders’ equity, the Company must distinguish between equity amounts attributable to controlling interest and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of stockholders’ equity.  In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in its controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are re-measured with the gain or loss reported in net earnings.  For the quarter ended June 30, 2010, the Company does not have any non-controlling interests.

Effective January 1, 2010, the consolidation standards have been amended by ASU 2009-17.  This amendment updates the existing standard and eliminate the exemption from consolidation of a Qualified Special Purpose Entity.    The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update requires enhanced disclosures to provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  Further, ongoing assessments of whether an enterprise is the primary beneficiary on a VIE are required.   For the quarter ended June 30, 2010, the Company was not the primary beneficiary of any VIEs.

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

 ASU 2010-11 was issued in March 2010 and defined a scope exception for embedded derivative features which involve only the transfer of credit risk that is only in the form of subordination of one financial instrument to another.  Such instruments would not be subject to bifurcation under ASC 815.  This guidance is effective for the first quarter beginning after June 15, 2010, however early adoption for the first fiscal quarter is allowed.  The Company elected to adopt effective the first quarter of 2010.  Adoption has had no material effect on the financial statements.

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

Transfers and Servicing (ASC 860)

On June 12, 2009, the FASB issued ASU 2009-16 an amendment update to the accounting standards governing the transfer and servicing of financial assets.  This amendment  updates the existing standard and eliminates  the concept of a Qualified Special Purpose Entity (“QSPE”); clarifies the surrendering of control to effect sale treatment; and modifies the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defines the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment requires enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment was effective January 1, 2010.   At the quarter ended June 30, 2010, the Company determined this amendment has no material effect on the Company’s financial statements.

3. Cash and Cash Equivalents

The Company had $151.8 million and $212.1 million in money market funds held at an independent national banking institution and earned $28,000 and $34,000 at the quarter ended June 30, 2010 and the six months ended June 30, 2010, respectively.  The average cash balance was $151.0 million and $245.4 million with annualized yields on average cash balances of 0.07% and 0.08% for the quarter ended June 30, 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.

4.   Commercial Mortgage Backed Securities

The following table represents the Company's available for sale CMBS portfolio as of June 30, 2010 and December 31, 2009 at fair value.

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Amortized cost	$214,318	$31,286
Unrealized gains	5,607	-
Unrealized losses	(403)	(373)

Fair value	$219,522	$30,913

The following table presents the gross unrealized losses, and estimated fair value of the Company's CMBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2010.

	Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
CMBS	$219,522	(403)	$-	$-	$219,522	$(403)
Total June 30, 2010	$219,522	(403)	$-	$-	$219,522	$(403)

CMBS	$30,913	(373)	$-	$-	$30,913	$(373)
Total December 31, 2009	$30,913	(373)	$-	$-	$30,913	$(373)

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

The following table summarizes the Company's available for sale CMBS at June 30, 2010 and December 31, 2009 according to their weighted-average life classifications:

	June 30, 2010
	(dollars in thousands)
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon

Less than one year	$-	$-	-%
Greater than one year
less than five years	13,630	13,540	4.37
Greater than five years	205,892	200,778	5.47

Total	$219,522	$214,318	5.40%

	December 31, 2009
	(dollars in thousands)
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon

Less than one year	$-	$-	-%
Greater than one year
less than five years	-	-	-
Greater than five years	30,913	31,286	5.81

Total	$30,913	$31,286	5.81%

The overall statistics for the Company’s CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of June 30, 2010 and December 31, 2009, are as follows:

	For the quarter ended June 30, 2010	For the period September 22, 2009 through December 31, 2009
Credit Ratings (1)	AAA	AAA
Coupon	5.40%	5.81%
Yield	5.13%	6.50%
Weighted Average Life	5.0 years	6.3 years
(1) Ratings per Fitch, Moody’s or S&P.

The rating, vintage, property type, and location of the collateral securing the Company’s CMBS investments calculated on a weighted average basis as of June 30, 2010 and December 31, 2009 are as follows:

Geograpic Break Down 5% or Greater
For the period end at June 30, 2010

Property Type	Percentage	State	Percentage	Vintage	Percentage
Office	33.7%	NY	15.1%	2006	76.8%
Retail	30.2%	CA	11.7%	2005	16.8%
Multifamily	8.5%	TX	6.7%	2004	6.4%
Industrial	5.1%	FL	6.6%		100.0%
Hospitality	5.9%	MA	5.3%
Other	16.6%	Other	54.6%
Total	100.0%	Total	100.0%

Geograpic Break Down 5% or Greater
For the period end at December 31, 2009

Property Type	Percentage	State	Percentage	Vintage	Percentage
Office	35.1%	District of Columbia	14.2%	2006	100.0%
Retail	20.1%	California	7.3%
Multifamily	10.4%	New York	6.3%
Industrial	14.2%	Wisconsin	5.7%
Other	20.2%	Other	66.5%

Total	100.0%	Total	100.0%

For the six months ended June 30, 2010, the Company sold CMBS with a carrying value of $60.6 million for proceeds of $61.2 million realizing a gain of $0.6 million.  The Company did not sell any CMBS during the quarter ended June 30, 2010.

5.   Loans Held for Investment

The following table represents the Company's commercial mortgage loans classified as held for investment at June 30, 2010 and December 31, 2009, which are carried at their principal balance outstanding less an allowance for loan losses:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Mortgage loans, at principal balance
outstanding	$67,289	$40,000
Less: allowance for loan losses	(52)	(2)

Mortgage loans held for investment	$67,237	$39,998

The following table summarizes the changes in the allowance for loan losses for the mortgage loan portfolio during the quarter ended June 30, 2010 and the period ended December 31, 2009.

	June 30, 2010	December 31, 2009
	(dollars in thousands)

Balance, beginning of period	$17	$-
Provision for loan loss	35	2
Charge-offs	-	-

Balance, end of period	$52	$2

The following tables present certain characteristics of the Company’s commercial mortgage loan portfolio as of June 30, 2010.
For the period ended June 30, 2010

Geographic Distribution	Remaining Balance		Property
Top 5 States	(dollars in thousands)	% of Loans	Count
Texas	$32,093	47.7%	4
California	5,252	7.8%	4
South Carolina	3,002	4.5%	6
Arizona	2,816	4.2%	2
Pennsylvania	2,304	3.4%	3

For the period ended December 31, 2009

Geographic Distribution	Remaining Balance		Property
Top 5 States	(dollars in thousands)	% of Loans	Count
California	$8,600	13.1%	4
Texas	7,296	12.1%	3
South Carolina	2,815	7.5%	6
Arizona	2,464	7.0%	2
Pennsylvania	1,670	5.8%	3

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses.  Based on this analysis, the Company recorded a general provision for loan losses of $35,000 and $50,000 for the quarter and six months ended June 30, 2010, respectively.  At June 30, 2010, there were no loans 90 days or more past due and all loans were accruing interest.

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

If at the valuation date, the fair value of an investment security is less than its amortized cost at the date of the consolidated statement of financial condition, the Company will analyze the investment security for OTTI.  Management will evaluate the Company’s CMBS and RMBS for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration will be given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the intent of the Company to sell the investment prior to recovery in fair value (3) whether the Company will be more likely than not required to sell the investment before the expected recovery, (4) and the expected future cash flows of the investment in relation to its amortized cost.    If a credit portion of OTTI exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings.

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

As of June 30, 2010, the Company has classified its CMBS as Level 2.

The Company's financial assets and liabilities carried at fair value on a recurring basis are valued at June 30, 2010 as follows:

	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Cash and cash
equivalents	$151,840	$-	$-
Mortgage-backed
securities	-	219,522	-

Mortgage loan assets totaled $67.2 million at June 30, 2010.  These loans are held for investment and are recorded at amortized cost less an allowance for loan losses which approximates fair value.  Secured financing liabilities totaled $173.5 million which approximates fair value at June 30, 2010.

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

7.   Secured Financing Agreements

Commercial Mortgage-Backed Securities

The Company had outstanding $173.5 million and $25.6 million of CMBS structured financing agreements with weighted average borrowing rate of 3.61% and 3.62% and weighted average remaining maturities of 4.5 years and 5.0 years as of June 30, 2010 and December 31, 2009, respectively.  The average daily balance of the Company’s secured financing facilities for the quarter ended June 30, 2010 and the period commencing September 22, 2009 and ending December 31, 2009 were $173.7 million and $25.6 million, respectively.  Investment securities pledged as collateral under these secured financing agreements had an estimated fair value of $214.3 million and $30.9 million at June 30, 2010 and December 31, 2009, respectively.  The interest rates of these structured financing agreements are fixed to the 5- year or 3- year swap curve plus 100 basis points depending on duration.

At June 30, 2010 and December 31, 2009, the secured financing agreements all had the following remaining maturities:

	Secured Financing Carrying Value
	June 30,	December 31,
	2010	2009
	(dollars in thousands)
2010	$-	$-
2011	-	-
2012	-	-
2013	11,666	-
2014 and thereafter	161,842	25,579

Total	$173,508	$25,579

At June 30, 2010 the Company had at risk 66.2% of the equity of the Company with the Federal Reserve Bank of New York (“FRBNY”).

The following table presents the debt and collateral carrying value of the Company’s secured financing by maturity.
	Secured Financing	CMBS
	Carrying Value	Carrying Value
	(dollars in thousands)
March 26, 2010, TALF loans, fixed rate 3.63%, mature March 2015	$76,118	$94,840
February 25, 2010, TALF loans, fixed rate 3.69%, mature February 2015	$29,868	$36,636
February 25, 2010, TALF loans, fixed rate 2.74%, mature February 2013	$11,666	$13,540
January 28, 2010, TALF loans, fixed rate 3.73%, mature January 2015	$30,282	$37,014
December 22, 2009, TALF loans, fixed rate 3.62%, mature December 2014	$25,574	$32,289

Total	$173,508	$214,318

8.  Common Stock

During the quarter ended June 30, 2010, the Company declared dividends to common shareholders totaling $2.2 million or $0.12 per share, which were paid on July 28, 2010.

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

On September 30, 2009, the Company issued 9,000 shares of restricted common stock in accordance to the equity incentive plan to its independent directors, which vested immediately.

9.  Equity Incentive Plan

The Company has adopted an equity incentive plan to provide incentives to our independent directors, employees of FIDAC and its affiliates, including Annaly, and other service providers to stimulate their efforts toward our continued success, long-term growth and profitability and to attract, reward and retain personnel.  The equity incentive plan is administered by the compensation committee of the board of directors.  Unless terminated earlier, the equity incentive plan will terminate in 2019, but will continue to govern unexpired awards.  The equity incentive plan provides for grants of restricted common stock and other equity-based awards up to an aggregate amount, at the time of the award, of (i) 2.5% of the issued and outstanding shares of the Company’s common stock on a fully diluted basis and including shares sold to Annaly concurrently with the Company’s initial public offering at the time of the award less (ii) 250,000 shares, subject to an aggregate ceiling of 25,000,000 shares available for issuance under the plan.  The Company has issued 9,000 shares of restricted stock under the equity incentive plan to its independent directors, which vested immediately.

10.  Income Taxes

As a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met.  During the quarter and six months ended June 30, 2010, the Company recorded $1,000 income tax expense related to state taxes and no income tax expense related to federal tax liabilities on undistributed income.

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

12.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC which provides for an initial term through December 31, 2013 with an automatic one-year extension option and subject to certain termination rights.  The Company pays FIDAC a quarterly management fee equal to 0.50% per annum for the first twelve months following the commencement of operations, 1.00% per annum for the period after the first twelve months through the eighteenth month following the commencement of operations, and 1.50% per annum after the first eighteen months following the commencement of operations, calculated quarterly, of the Company’s stockholders’ equity (as defined in the management agreement) of the Company.  Management fees accrued and subsequently paid to FIDAC were $321,000 and $638,000 for the quarter and six months ended June 30, 2010.

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

The Company uses RCap Securities Inc.,  (“RCap”), a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear CMBS trades for the Company and RCap is entitled to customary market-based fees and charges arising from such services.

13.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  Management is not aware of any reported or unreported contingencies at June 30, 2010.

The Company agreed to pay the underwriters of its initial public offering $0.15 per share for each share sold in the Company’s initial public offering if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the initial public offering the Company’s Core Earnings (as described below) for any such four-quarter period exceeds an 8% performance hurdle rate (as described below).  The performance hurdle rate will be met if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the Company’s initial public offering its Core Earnings for any such four-quarter period exceeds the product of (x) the weighted average of the issue price per share of all public offerings of its common stock, multiplied by the weighted average number of shares outstanding (including any restricted stock units, any restricted shares of common stock and any other shares of common stock underlying awards granted under the Company’s equity incentive plans) in such four-quarter period and (y) 8%.  Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets), any unrealized gains, losses or other non-cash items recorded for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between FIDAC and the Company’s independent directors and after approval by a majority of the Company’s independent directors.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ “will,” or similar expressions, we intend to identify forward-looking statements.  Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and strategy;

•	our projected financial and operating results;

•	our ability to obtain and maintain financing arrangements and the terms of such arrangements;

•	general volatility of the markets in which we acquire assets;

•	the implementation, timing and impact of, and changes to, various government programs, including the Term Asset-Backed Securities Loan Facility and the Public-Private Investment Program;

•	our expected assets;

•	changes in the value of our assets;

•	interest rate mismatches between our assets and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	effects of interest rate caps on our adjustable-rate assets;

•	rates of default or decreased recovery rates on our assets;

•	prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

•	availability of opportunities in real estate-related and other securities;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition;

•	market trends in our industry, interest rates, the debt securities markets or the general economy;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and

•	our ability to maintain our qualification as a REIT for federal income tax purposes.

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

Executive Summary

We are a specialty finance company that acquires, manages, and finances, directly or through our subsidiaries, commercial mortgage loans and other commercial real estate debt, commercial mortgage-backed securities, or CMBS, and other commercial real estate-related assets.  We expect that the commercial real estate loans we acquire will be high quality fixed and floating rate first mortgage loans secured by commercial properties.  We may also acquire subordinated commercial mortgage loans and mezzanine loans.  We intend to acquire CMBS which are rated AAA through BBB as well as CMBS that are below investment grade or are non-rated.  The other commercial real estate-related securities and other commercial real estate asset classes will consist of debt and equity tranches of commercial real estate collateralized debt obligations, or CRE CDOs, loans to real estate companies including real estate investment trusts, or REITs, and real estate operating companies, or REOCs, commercial real estate securities, commercial real property and preferred equity investments.  In addition, to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act, we expect to acquire residential mortgage-backed securities, or RMBS, for which a U.S. Government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, guarantees payments of principal and interest on the securities.  We refer to these securities as Agency RMBS.  We refer to Ginnie Mae, Fannie Mae, and Freddie Mac collectively as the Agencies.

We are externally managed by Fixed Income Discount Advisory Company, which we refer to as FIDAC.

We qualified and elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending on December 31, 2009.  Our targeted asset classes and the principal investments we expect to make in each include:

•	Commercial Real Estate Loans, including:

o	First mortgage loans that are secured by commercial properties

o	Subordinated mortgage loans or “B-notes”

o	Mezzanine loans

o	Construction loans

•	Commercial Mortgage-Backed Securities, or CMBS, including:

o	CMBS rated AAA through BBB

o	CMBS that are rated below investment grade or are non-rated

•	Other Commercial Real Estate Assets, including:

o	Debt and equity tranches of CRE CDOs

o	Loans to real estate companies including REITs and REOCs

o	Commercial real estate securities

o	Commercial property

o	Preferred equity investments

•	Agency RMBS:

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

Since we commenced operations in September 2009, we have focused our investment activities on acquiring CMBS and on purchasing commercial mortgage loans that have been originated by select high-quality originators. We expect that over the near term our investment portfolio will be weighted toward CMBS and commercial real estate loans, subject to maintaining our REIT qualification and acquiring Agency RMBS to maintain our 1940 Act exemption.

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

We do not presently intend to use recourse borrowings to finance our acquisitions of commercial real estate loans and CMBS. We have financed our current CMBS portfolio with non-recourse financings under the Term Asset-Backed Securities Loan Facility, or the TALF.  Based on market conditions, we intend to utilize structural leverage through securitizations of commercial real estate loans or CMBS. With regard to leverage available under the TALF, the maximum level of allowable leverage under currently announced CMBS programs would be 6.67:1. If we are unable to obtain financing through U.S. Government programs and unable to invest in the asset classes expected to be financed through these programs at attractive rates of return on an unlevered basis, then we will either utilize other non-recourse financing sources or we will not invest in these asset classes. With regard to securitizations, the leverage will depend on the market conditions for structuring such transactions. We will seek to finance the acquisition of Agency RMBS using repurchase agreements with counterparties, which are recourse. We anticipate that leverage for Agency RMBS would be available to us, which we expect would provide debt-to-equity ratio in the range of 2:1 to 4:1 but would likely not exceed 6:1. Based on current market conditions, we expect to operate within the leverage levels described above in the near and long term. We are not required to maintain any specific debt-to-equity ratio, as we believe the level of leverage will vary based on the particular asset class, the characteristics of the portfolio and market conditions. We can provide no assurance that we will be able to obtain financing as described herein.

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

In response to these unprecedented events, the U.S. Government has taken a number of actions to improve stability in the financial markets and encourage lending.  These programs include the Troubled Assets Relief Program, or  TARP, the TALF and the Public-Private Investment Program, or PPIP, among others.  It is not possible for us to predict how these programs will impact our business.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act). The Dodd-Frank Act provides for new regulations on financial institutions and creates new supervisory and advisory bodies, including the new Consumer Financial Protection Bureau. The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives. As the Dodd-Frank Act has only recently been enacted and because a significant number of regulations have yet to be proposed, it is not possible for us to predict how the Dodd-Frank Act will impact our business.

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

Change in Fair Value of our Assets. It is our business strategy to hold our targeted assets as long-term investments. As such, we expect that the majority of our Mortgage-Backed Securities, or MBS,  will be carried at their fair value, as available-for-sale securities in accordance with ASC 320 Investments in Debt and Equity Securities, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings. As a result, we do not expect that changes in the fair value of the assets will normally impact our operating results. At least on a quarterly basis, however, we will assess both our ability and intent to continue to hold such assets as long-term investments. As part of this process, we will monitor our targeted assets for other-than-temporary impairment, or OTTI. A change in our ability or intent to continue to hold any of our investment securities could result in our recognizing an impairment charge or realizing losses upon the sale of such securities.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  These accounting principles may require us to make some complex and subjective decisions and assessments.  Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses.  We believe that all of the decisions and assessments upon which our consolidated financial statements are based will be reasonable at the time made and based upon information available to us at that time.  The following are or will be our most critical accounting policies:

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

Impairment of Securities

Securities are valued quarterly to determine if an OTTI, exists. Impairment occurs when the fair value of the investment is less than its amortized cost basis. Securities will be analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost and the cash flows expected to be collected are discounted at the effective yield at inception (ASC 320-10) or the current accretable yield (ASC 310-30)).  Further, the securities will be evaluated based on the intent to sell the security or if it is more likely than not that we will be required to sell the debt security before its anticipated recovery. If the intention is not to sell (and we are not required to sell), the credit loss, if any, will be recognized in the statement of earnings and the balance of impairment related to other factors recognized in Other Comprehensive Income, or OCI.  If the intention is to sell the security (or we are required to sell) before its anticipated recovery, the full OTTI will be recognized in the statement of earnings. The recognition of impairments could adversely affect our reported earnings.

Classifications of Investment Securities

Our MBS assets are expected to initially consist primarily of commercial real estate debt instruments, CMBS and Agency RMBS that we will classify as either available-for-sale or held-to-maturity.  As such, we expect that our MBS classified as available-for-sale will be carried at their fair value in accordance with ASC 320, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings. We do not intend to hold any of our investment securities for trading purposes; however, if our securities were classified as trading securities, there could be substantially greater volatility in our earnings, as changes in the fair value of securities classified as trading are recorded through earnings. MBS assets held for investment will be stated at their amortized cost, net of deferred fees and costs with income recognized using the effective interest method.  When the estimated fair value of an available-for-sale security is less than amortized cost, we will consider whether there is an OTTI in the value of the security. Unrealized losses on securities considered to be other-than-temporary will be recognized in earnings. The determination of whether a security is other-than-temporarily impaired will involve judgments and assumptions based on subjective and objective factors.  Consideration will be given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security and (iii) our intent to sell our investment in the security, or whether it is more likely than not we will be required to sell the security before its anticipated recovery in fair value. Investments with unrealized losses will not be considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investments.

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

When the fair value of an available-for-sale security is less than its amortized cost for an extended period, we will consider whether there is an OTTI in the value of the security. If, based on our analysis, a credit portion of  OTTI exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings as if the loss had been realized in the period of OTTI.  The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

We will consider the following factors when determining an OTTI for a security or investment:

•	The length of time and the extent to which the market value has been less than the amortized cost;

•	Whether the security has been downgraded by a rating agency; and

•	Whether we have the intent to sell the security or will be required to sell the security before any anticipated recovery in market value to amortized cost.

The determination of OTTI is made at least quarterly. If we determine an impairment to be other than temporary we will need to realize a loss that would have an impact on future income.

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

Income Taxes

We qualified and elected to be taxed as a REIT for our taxable year ending on December 31, 2009. Accordingly, we will generally not be subject to U.S. federal income tax (or applicable state or local taxes) to the extent that we make qualifying distributions to our stockholders, and provided we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax (and applicable state and local taxes) and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to our stockholders.

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

Assets

Receivables (ASC 310)

In July 2010, the FASB released ASU 2010-20, which addresses disclosures about the credit quality of financing receivables and the allowance for credit losses.  The purpose of this update is to provide greater transparency regarding the allowance for credit losses and the credit quality of financing receivables as well as to assist in the assessment of credit risk exposures and evaluation of the adequacy of allowances for credit losses.   Additional disclosures must be provided on a disaggregated basis.  The update defines two levels of disaggregation – portfolio segment and class of financing receivable.  Additionally, the update requires disclosure of credit quality indicators, past due information and modifications of financing receivables.   The update is not applicable to mortgage banking activities (loans originated or purchased for resale to investors); derivative instruments such as repurchase agreements; debt securities;  a transferors interest in securitization transactions accounted for as sales under ASC 860; and purchased beneficial interests in securitized financial assets.  This update is effective for us for interim or annual periods ending on or after December 15, 2010.  At this time, we are evaluating the effect of this update on future financial reporting.

Investments in Debt and Equity Securities (ASC 320)

New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities, as well as beneficial interests in securitized financial assets, in financial statements.  This was as a result of the Securities and Exchange Commission (“SEC”) mark-to-market study mandated under the Emergency Economic Stabilization Act of 2009 (“EESA”).  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the entity had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether the entity (1) has the intent to sell the investment securities, (2) is more likely than not that to be required to sell the investment securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the investment securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  If the entity does not intend to sell the debt security, nor will be required to sell the debt security prior to its anticipated recovery, the credit loss, if any, will be recognized in the statement of operations, while the balance of impairment related to other factors will be recognized in OCI.  If the entity intends to sell the security, will be required to sell the security before its anticipated recovery, or does not expect to recover the entire amortized cost basis of the security, the full OTTI will be recognized in the statement of operations.

OTTI has occurred if there has been an adverse change in future estimated cash flows and its impact reflected in current earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.   The objective of OTTI analysis is to determine whether it is probable that the holder will realize some portion of the unrealized loss on an impaired security.  Factors to consider when making OTTI decision include information about past events, current conditions, reasonable and supportable forecasts, remaining payment terms, financial condition of the issuer, expected defaults, value of underlying collateral, industry analysis, sector credit rating, credit enhancement, and financial condition of guarantor.  Our CMBS and Agency RMBS investments would fall under this guidance and as such, we will assess each security for OTTI s based on estimated future cash flows.

For the quarter ended June 30, 2010, we did not have unrealized losses in investment securities that were deemed OTTI.

Broad Transactions

Consolidation (ASC 810)

On January 1, 2009, FASB amended the guidance concerning, noncontrolling interests in consolidated financial statements, which changes the presentation of financial statements. This guidance requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net income and to include the accumulated amount of noncontrolling interests as part of stockholders’ equity. Similarly, in the presentation of stockholders’ equity, we must distinguish between equity amounts attributable to controlling interest and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of stockholders’ equity.  In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are re-measured with the gain or loss reported in net earnings.  For the quarter ended June 30, 2010, we do not have any non-controlling interests.

Effective January 1, 2010, the consolidation standards have been amended by ASU 2009-17.  This amendment updates the existing standard and eliminate the exemption from consolidation of a Qualified Special Purpose Entity.    The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update requires enhanced disclosures t o provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  Further, ongoing assessments of whether an enterprise is the primary beneficiary on a VIE are required.  For the quarter ended June 30, 2010, we were not the primary beneficiary of any VIE’s.

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

 ASU 2010-11 was issued in March 2010 and defined a scope exception for embedded derivative features which involve only the transfer of credit risk that is only in the form of subordination of one financial instrument to another.  Such instruments would not be subject to bifurcation under ASC 815.  This guidance is effective for the first quarter beginning after June 15, 2010, however early adoption for the first fiscal quarter is allowed.   We elected to adopt effective the first quarter of 2010.  Adoption had no material effect on our financial statements.

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

Transfers and Servicing (ASC 860)

On June 12, 2009, the FASB issued ASU 2009-16 an amendment update to the accounting standards governing the transfer and servicing of financial assets .This amendment  updates the existing standard and eliminates  the concept of a Qualified Special Purpose Entity (“QSPE”); clarifies the surrendering of control to effect sale treatment; modifies the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement and defines the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment requires enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment is effective beginning January 1, 2010.   At the quarter ended June 30, 2010, we have determined this amendment has no material effect on our financial statements.

Financial Condition

At June 30, 2010, our portfolio consisted of $219.5 million of CMBS and $67.2 million of commercial mortgage loans.

The following table summarizes certain characteristics of our portfolio at the quarter ended June 30, 2010 and the period ended December 31, 2009.

	Quarter ended June 30, 2010	Period ended December 31, 2009
	(dollars in thousands)	(dollars in thousands)
Investment portfolio at period-end	$286,761	$70,911
Interest bearing liabilities at period-end	173,508	25,579
Leverage at period-end (Debt:Equity)	0.7:1	0.1:1
Fixed-rate investments as percentage of portfolio	100.0%	100.0%
Fixed-rate investments
Commercial mortgage-backed securities as percentage of fixed-rate assets	75.9%	44.7%
Commercial mortgage loans as percentage of fixed-rate assets	24.1%	55.3%
Weighted average yield on interest earning assets at period-end	6.74%	9.67%
Weighted average cost of funds at period-end	3.61%	3.62%

The following table summarizes certain characteristics of each class in our portfolio at June 30, 2010 and December 31, 2009.

	Quarter ended		For the period ended
	June 30, 2010		December 31, 2009
	CMBS	Loans	CMBS	Loans
Weighted average cost basis	$101.40	$100.00	$96.80	$100.00
Weighted average fair value	$103.80	$100.00	$95.70	$100.00
Weighted average coupon	5.40%	11.80%	5.81%	12.24%
Fixed-rate percentage of asset class	100.00%	100.00%	100.00%	100.00%
Weighted average yield on assets at period-end	5.13%	11.80%	6.50%	12.24%
Weighted average cost of funds at period-end	3.61%	-	3.62%	-

Results of Operations for the Quarter Ended June 30, 2010

We commenced our operations in September 2009.  As a result, there is no corresponding period for comparison and we have presented information for the period ended December 31, 2009.

Net Income/Loss Summary

           Our net income for the quarter ended June 30, 2010 was $2.4 million, or $0.13 per share.  Our net loss for the period commencing September 22, 2009 through December 31, 2009 was $1.0 million, or $0.06 per share. Our revenue was generated primarily by interest income.  We attribute the net loss per share to our start up costs for the period ended September 30, 2009.   The table below presents the net income (loss) summary for the quarter ended June 30, 2010 and for the period ended December 31, 2009:

Net Income (Loss) Summary
(dollars in thousands, except share and per share data)

	For the Quarter ended June 30, 2010	For the six Months Ended June 30, 2010	For the Period September 22, 2009 through December 31, 2009

Net Interest Income:
Interest income	$4,837	$7,735	$325
Interest expense	1,557	2,141	26
Net interest income	3,280	5,594	299

Realized gains on sale of investments	-	623	-

Other expenses:
Management fee	321	638	354
Provision for loan losses	35	50	2
General and administrative expenses	531	1,308	951
Total other expenses	887	1,996	1,307
Net income (loss) before income tax	2,393	4,221	(1,008)
Income tax	1	1	1
Net income (loss)	$2,392	$4,220	$(1,009)
Net income (loss) per share-basic and diluted	$0.13	$0.23	$(0.06)

Weighted average number of shares outstanding-basic and diluted	18,120,112	18,120,112	18,120,112

Other comprehensive income (loss):
Net income (loss)	2,392	4,220	(1,009)
Unrealized gain(loss) on securities held for investment	4,471	6,200	(373)
Reclassification adjustment for realized gains (losses) included in income	-	(623)	-
Total other comprehensive income	4,471	5,577	(373)
Comprehensive income (loss)	$6,863	$9,797	$(1,382)

Interest Income and Average Earning Asset Yield

We had average earning assets, excluding cash, of $279.0 million, $222.1 million and $63.4 million for the quarter and six months  ended June 30, 2010 and the period ended December 31, 2009, respectively.  Our interest income was $4.8 million, $7.7 million and $279,000 for the quarter and six months ended June 30, 2010 and the period ended December 31, 2009, respectively.  The annualized yield on our portfolio was 6.89%, 6.94% and 9.20% for the quarter and six months ended June 30, 2010 and the period ended December 31, 2009, respectively.

Interest Expense and the Cost of Funds

We had average borrowed funds of $173.7 million and total interest expense of $1.6 million for the quarter ended June 30, 2010.  Our average cost of funds was 3.61% for the quarter ended June 30, 2010.  We had average borrowed funds of $119.7 million and total interest expense of $2.1 million for the six months ended June 30, 2010.  Our average cost of funds was 3.61% for the six months ended June 30, 2010.  We had average borrowed funds of $25.6 million and interest expense of $26,000 for the period commencing September 22, 2009 through December 31, 2009.  Our average cost of funds was 3.62% for the period commencing September 22, 2009 through December 31, 2009.   We attribute the increase in interest expense to the increase of financing to purchase additional assets.

Net Interest Income

Our net interest income, which equals interest income, excluding income earned on cash, less interest expense, totaled $3.3 million, $5.6 million and $293,000 for the quarter and six months ended June 30, 2010 and the period commencing September 22, 2009, and ending December 31, 2009, respectively. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds was 3.28%, 3.33% and  6.05% for the quarter and six months ended June 30, 2010 and the period commencing September 22, 2009, and ending December 31, 2009, respectively.  We attribute the decrease in net interest spread to purchases of lower yielding CMBS.

The table below shows our average assets held, total interest income, weighted average yield on average interest earning assets at period end, average debt balance, interest expense, weighted average cost of funds at period end, net interest income, and net interest rate spread for the quarter ended June 30, 2010 and the period commencing September 22, 2009, and ending December 31, 2009.
Net Interest Income
(Ratios have been annualized, dollars in thousands)

			Yield on
	Average		Average					Net
	Earning	Interest	Interest	Average		Average	Net	Interest
	Assets	Earned on	Earning	Debt	Interest	Cost	Interest	Rate
	Held*	Assets	Assets*	Balance	Expense	of Funds	Income	Spread
Quarter ended June 30, 2010	$279,020	$4,809	6.89%	$173,678	$1,557	(3.61%)	$3,252	3.28%
For the period September 22, 2009 to December 31, 2009	$63,441	$279	9.67%	$25,579	$26	(3.62%)	$253	6.05%

*Excludes cash.

Gains and Losses on Sales

During the quarter ended June 30, 2010, we had no sales of investments.  We also had no sales of investments during the period commencing September 22, 2009 through December 31, 2009.

Management Fee and General and Administrative Expenses

We paid FIDAC a management fee of $321,000 and $354,000 for the quarter ended June 30, 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.  The management fee is based on stockholders’ equity.

General and administrative or G&A expenses, including the provision for loan losses, were $566,000 and $1.0 million for the quarter end June 30, 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.

Total expenses as a percentage of average total assets were 0.81% and 1.74% for the quarter ended June 30, 2010 and the period commencing September 22, 2009 through December 31, 2009.

FIDAC has currently waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the quarter ended June 30, 2010 and the period commencing September 22, 2009 through December 31, 2009.
Management Fees and G&A Expenses and Operating Expense Ratios
(Ratios have been annualized, dollars in thousands)

	Total Management	Total Management	Total Management
	Management Fee	Fee and G&A	Fee and G&A
	and G&A	Expenses/Average	Expenses/Average
	Expenses	Total Assets	Equity
For the quarter ended Jun 30, 2010	$887	0.81%	1.37%
For the period commencing September 22, 2009 and ending December 31, 2009	$1,307	1.74%	1.84%

Net Income (Loss) and Return on Average Equity

Our net income was $2.4 million for the quarter ended June 30, 2010 compared to a net loss of $1.0 million for the period commencing September 22, 2009 through December 31, 2009.  We attribute the increase in net income to continued deployment of capital resulting in an increase in net interest income.   The table below shows our net interest income, total expenses and realized gain, each as a percentage of average equity, and the return on average equity for the quarter ended June 30, 2010 and the period ended December 31, 2009.
Components of Return on Average Equity
(Ratios have been annualized)

	Net
	Interest	Total	Realized	Return
	Income/	Expenses/	Gain/	on
	Average	Average	Average	Average
	Equity	Equity	Equity	Equity
For the quarter ended June 30, 2010	5.05%	(1.37%)	0.00%	3.68%
For the period commencing September 22, 2009, and ending December 31, 2009	0.42%	(1.84%)	0.00%	(1.42%)

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

We have financed our CMBS portfolio with non-recourse financings under the TALF, and based on market conditions we intend to utilize structural leverage through securitizations of commercial real estate loans or CMBS. We will, however, also seek to finance the acquisition of Agency RMBS using repurchase agreements with counterparties, which are recourse.  With regard to leverage available under the TALF, the maximum level of allowable leverage under currently announced CMBS programs would be 6.7:1. If we are unable to obtain financing through U.S. Government programs, then we will either utilize other non-recourse or recourse financing sources, invest in these asset classes on an unlevered basis or we will not invest in these asset classes.  With regard to securitizations, the leverage will depend on the market conditions for structuring such transactions.  We anticipate that leverage for Agency RMBS would be available to us in the range of 2:1 to 4:1 but would likely not exceed 6:1.  Based on current market conditions, we expect to operate within the leverage levels described above in the near and long term.  We can provide no assurance that we will be able to obtain financing as described herein.

The sources of financing for our targeted assets are described below.

The Term Asset-Backed Securities Loan Facility (TALF)

In response to the severe dislocation in the credit markets, the U.S. Treasury and the Federal Reserve jointly announced the establishment of the TALF on November 25, 2008.  The TALF was designed to increase credit availability and support economic activity by facilitating renewed securitization activities.  The TALF program stopped accepting applications for credit on newly issued CMBS on June 30, 2010 and on March 31, 2010 for all other TALF-eligible collateral.

The Public-Private Investment Program (PPIP)

On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the establishment of the PPIP.  The PPIP is designed to encourage the transfer of certain illiquid legacy real estate-related assets off of the balance sheets of financial institutions, restarting the market for these assets and supporting the flow of credit and other capital into the broader economy.  The PPIP has two primary components: the Legacy Securities Program and the Legacy Loans Program.  Under the Legacy Securities Program, Legacy Securities Public Private Investment Funds (PPIFs) will be established to purchase from financial institutions certain non-Agency RMBS and CMBS that were originally rated in the highest rating category by one or more of the nationally recognized statistical rating agencies.  Under the Legacy Loans Program, Legacy Loan PPIFs will be established to purchase troubled loans (including residential and commercial mortgage loans) from insured depository institutions.

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

We held cash and cash equivalents of approximately $151.8 million and $212.1 million at June 30, 2010 and December 31, 2009, respectively.  Our cash and cash equivalents declined as we deployed capital to purchase assets.

           Our operating activities provided net cash of approximately $2.5 million and used $766,000 for the quarter ended June 30, 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.

Our investing activities provided net cash of approximately $449,000 and utilized $71.3 million for the quarter ending June 30, 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.  During the quarter ended June 30, 2010 we did not purchase any assets, while we purchased of $71.3 million of CMBS and commercial loans for the period commencing September 22, 2009 through December 31, 2009.

           Our financing activities used $1.7 million and provided $282.6 million as of quarter ended June 30, 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.   As of June 30, 2010, we had $173.5 million outstanding under our secured financing agreement with the FRBNY collateralized by our CMBS with weighted average borrowing rate of 3.61% and a weighted average remaining maturity of 4.53 years.  The CMBS pledged as collateral under the secured financing agreement with FRBNY had an estimated fair value of 214.3 million at June 30, 2010.

At June 30, 2010 and December 31, 2009, the secured financing agreements for CMBS had the following remaining maturities:
	June 30, 2010	December 31, 2009
(dollars in thousands)
Overnight	$-	$-
1-30 days	-	-
30 to 59 days	-	-
60 to 89 days	-	-
90 to 119 days	-	-
Greater than or equal to 120 days	173,508	25,579
Total	$173,508	$25,579

We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At June 30, 2010 our total debt was approximately $173.5 million which represented a debt-to-equity ratio of approximately 0.7:1.

Stockholders’ Equity

During the quarter ended June 30, 2010 we declared dividends to common shareholders totaling $2.2 million or $0.12 per share, all of which were paid on July 28, 2010.  During the period commencing September 22, 2009 through December 31, 2009 no dividends were declared.

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

Contractual Obligations and Commitments

We have not entered into any lease, operating or purchase obligations as of June 30, 2010.

As of June 30, 2010 we financed our CMBS portfolio with non-recourse financings under the TALF.  Pursuant to our non-recourse financing under the TALF, we have entered into a long term debt obligation with the FRBNY.  The table below summarizes our contractual obligation at June 30, 2010.
	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)
Secured financing	$-	$11,666	$161,842	$-	$173,508
Interest expense on
secured financing	6,247	18,365	3,941	-	28,554
Total	$6,247	$30,031	$165,784	$-	$202,062

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

During the quarter ended June 30, 2010, we declared dividends to common shareholders totaling $2.2 million or $0.12 per share, which were paid on July 28, 2010.

Capital Resources

At June 30, 2010 we had no material commitments for capital expenditures.

Inflation

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors will influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary components of our market risk are related to credit risk, interest rate risk, prepayment risk and market value risk. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we take.

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

FIDAC uses a comprehensive credit review process. FIDAC’s analysis of loans includes borrower profiles, as well as valuation and appraisal data. FIDAC’s resources include a proprietary portfolio management system, as well as third party software systems. FIDAC may utilize third parties to assist in performing underwriting and due diligence reviews. FIDAC selects loans for review predicated on risk-based criteria such as loan-to-value, a property’s operating history and loan size. FIDAC rejects loans that fail to conform to our standards. FIDAC accepts only those loans which meet our standards. FIDAC’s surveillance process includes ongoing analysis and oversight by a third-party servicer and us. Additionally, the MBS and other commercial real estate-related securities which we acquire for our portfolio is reviewed by FIDAC to ensure that we acquire MBS and other commercial real estate-related securities which satisfy our risk based standards. FIDAC’s review of MBS includes utilizing its proprietary portfolio management system. FIDAC’s review of MBS and other commercial real estate-related securities is based on quantitative and qualitative analysis of the risk-adjusted returns MBS and other commercial real estate-related securities present.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and any related financing obligations. In general, we may finance the acquisition of our targeted assets through financings in the form of borrowings under programs established by the U.S. government, warehouse facilities, bank credit facilities (including term loans and revolving facilities), resecuritizations, securitizations and repurchase agreements. We may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings. Another component of interest rate risk is the effect changes in interest rates will have on the market value of the assets we acquire. We will face the risk that the market value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments. We may acquire floating rate mortgage assets. These are assets in which the loans are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield may change during any given period. Our borrowing costs pursuant to our financing agreements, however, will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our floating rate mortgage assets would effectively be limited. In addition, floating rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

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

Interest Rate Effect on Net Interest Income

                    Our operating results depend, in part, on differences between the income from our investments and our borrowing costs. Most of our warehouse facilities and repurchase agreements would provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR.  Our structured financing through the TALF is at a fixed rate for the life of the loan based on swap rates at the submission date of the loan.  The fixed spread varies depending on the type of underlying asset which collateralizes the financing. Accordingly, if a portion of our portfolio consisted of floating interest rate assets it would be match-funded utilizing our expected sources of short-term financing, while our fixed interest rate assets will not be match-funded. During periods of rising interest rates, the borrowing costs associated with our investments, excluding the fixed rate borrowing with the TALF, tend to increase while the income earned on our fixed interest rate investments may remain substantially unchanged.  This will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Further, during this portion of the interest rate and credit cycles, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities. Hedging techniques are partly based on assumed levels of prepayments of fixed-rate and hybrid adjustable-rate mortgage loans and CMBS. If prepayments are slower or faster than assumed, the life of the mortgage loans and CMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.

Interest Rate Effects on Fair Value

                    Another component of interest rate risk is the effect changes in interest rates have on the fair value of the assets we acquire. We face the risk that the fair value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments. We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.

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

Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2010 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

	Projected Percentage Change in	Projected Percentage Change in
Change in Interest Rate	Net Interest Income	Portfolio Value
-75 Basis Points	0.00%	3.76%
-50 Basis Points	0.00%	2.51%
-25 Basis Points	0.00%	1.25%
Base Interest Rate	0.00%	0.00%
+25 Basis Points	0.00%	(1.25%)
+50 Basis Points	0.00%	(2.50%)
+75 Basis Points	0.00%	(3.76%)

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

Extension Risk

For CMBS and Agency RMBS, FIDAC computes the projected weighted-average life of our assets based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate asset is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related mortgage-backed security.

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

Market Risk

Market Value Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of the securities in our portfolio, the fair value gains or losses recorded in other comprehensive income may be adversely affected.

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

Risk Management

To the extent consistent with maintaining our REIT status, we will seek to manage risk exposure to protect our portfolio of commercial mortgage loans, CMBS, commercial mortgage securities, Agency RMBS and related debt against credit and interest rate risks. We generally seek to manage our risk by:

•
analyzing the borrower profiles, as well as valuation and appraisal data, of the loans we acquire. FIDAC’s resources include a proprietary portfolio management system, as well as third party software systems;

•	using a third party to assist in performing an independent underwriting and due diligence reviews;

•	using FIDAC’s proprietary portfolio management system to review our MBS;

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our targeted assets and our financings;

•	attempting to structure our financings agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our targeted assets and our borrowings;

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2010. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.
	Within 3	3-12	1 Year to	Greater than
	Months	Months	3 Years	3 Years	Total

Rate sensitive assets	$-	$-	$126,735	$151,991	$278,726
Cash equivalents	151,840	-	-	-	151,840
Total rate sensitive assets	151,840	-	126,735	151,991	430,566

Rate sensitive liabilities	-	-	11,666	161,842	173,508

Interest rate sensitivity gap	$151,840	$-	$115,069	$(9,851)	$257,058

Cumulative rate sensitivity gap	$151,840	$151,840	$266,908	$257,057

Cumulative interest rate sensitivity
gap as a percentage or total rate
sensitive assets	35.27%	35.27%	61.99%	59.70%

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2009 and our subsequent quarterly reports on Form 10-Q.  The materialization of any risks and uncertainties identified in our forward looking statements contained in this report together with those previously disclosed in the Form 10-K or subsequent Form 10-Q or those that are presently unforeseen could  result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q.

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
August 6, 2010

By:	/s/ Daniel Wickey
Daniel Wickey
Chief Financial Officer (Principal Financial Officer)
August 6, 2010