Form 10-Q
period 2010-09-30
CreXus Investment Corp.
filed 2010-11-05
CIK 1467027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2010

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at November 5, 2010
Common Stock, $.01 par value	18,120,112

CREXUS INVESTMENT CORP.
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Statements of Financial Condition at September 30, 2010 (unaudited) and December 31, 2009 (Derived from the audited statement of financial condition at December 31, 2009)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Quarter and Nine Months Ended September 30, 2010 (unaudited) and the Period Commencing September 22, 2009 through December 31, 2009 (Derived from the audited statement of operations and comprehensive income (loss) for the period commencing September 22, 2009 through December 31, 2009)	2

Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2010 (Unaudited)	3

Consolidated Statements of Cash Flows for the Quarter and Nine Months Ended September 30, 2010 (Unaudited) and the Period Commencing September 22, 2009 through December 31, 2009 (Derived from the audited statement of cashflow for the period commencing September 22, 2009 through December 31, 2009)	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	42

Item 4T. Controls and Procedures	47

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	48

Item 1A.Risk Factors	48

Item 6. Exhibits	49

SIGNATURES	50

CERTIFICATIONS	51

i

PART I.                      FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS:

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	September 30, 2010	December 31,
Assets:	(Unaudited)	2009 (1)
Cash and cash equivalents	$53,475	$212,133
Commercial mortgage-backed securities, at fair value	228,509	30,913
Commercial mortgage loans, mezzanine loans and preferred equity, net of allowance for loan losses ($115 and $2, respectively)	166,006	39,998
Accrued interest receivable	2,385	578
Other assets	829	685
Total assets	$451,204	$284,307

Liabilities:
Secured financing agreements	$173,060	$25,579
Accrued interest payable	273	26
Accounts payable and other liabilities	2,780	2,521
Dividends payable	3,080	-
Investment management fees payable to affiliate	356	354
Total liabilites	179,549	28,480

Stockholders' Equity:
Common stock, par value $0.01 per share, 1,000,000,000 authorized, 18,120,112 issued and outstanding	181	181
Additional paid-in-capital	257,006	257,029
Accumulated other comprehensive income (loss)	14,568	(373)
Accumulated deficit	(100)	(1,010)
Total stockholders' equity	271,655	255,827
Total liabilities and stockholders' equity	$451,204	$284,307

(1) Derived from the audited consolidated statement of financial condition at December 31, 2009. See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
	For the Quarter ended September 30, 2010 (unaudited)	For the Nine Months ended September 30, 2010 (unaudited)	For the period commencing September 22, 2009 through December 31, 2009 (1)

Net interest income:
Interest income	$5,708	$13,443	$325
Interest expense	1,569	3,710	26
Net interest income	4,139	9,733	299

Realized gains on sale of investments	-	623	-

Other expenses:
Management fee	356	994	354
Provision for loan losses	63	113	2
General and administrative expenses	505	1,813	951
Total other expenses	924	2,920	1,307

Net income (loss) before income tax	3,215	7,436	(1,008)
Income tax	-	1	1
Net income (loss)	$3,215	$7,435	$(1,009)

Net income (loss) per share-basic and diluted	$0.18	$0.41	$(0.06)
Weighted average number of shares outstanding- basic and diluted	18,120,112	18,120,112	18,120,112

Comprehensive income:
Net income (loss)	$3,215	$7,435	$(1,009)
Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	9,364	15,564	(373)
Reclassification adjustment for realized gains included in net income	-	(623)	-
Total other comprehensive income (loss)	9,364	14,941	(373)
Comprehensive income (loss)	$12,579	$22,376	$(1,382)

(1) Derived from the audited consolidated statement of operations and comprehensive income (loss) for the period commencing September 22, 2009 through December 31, 2009.

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)
			Accumulated	Retained
	Common	Additional	Other	Earnings
	Stock Par	Paid-in	Comprehensive	(Accumulated
	Value	Capital	Income (Loss)	Deficit)	Total
Balance, December 31, 2009	$181	$257,029	$(373)	$(1,010)	$255,827
Net income	-	-		7,435	7,435
Other comprehensive income (loss)	-	-	14,941	-	14,941
Additional expenses from
common stock offering	-	(23)	-	-	(23)
Common dividends declared, $0.36 per share	-	-	-	(6,525)	(6,525)
Balance September 30, 2010	$181	$257,006	$14,568	$(100)	$271,655

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the quarter ended September 30, 2010 (unaudited)	For the nine months ended September 30, 2010 (unaudited)	For the period commencing September 22, 2009 through December 31, 2009 (1)

Cash Flows From Operating Activites:
Net income (loss)	$3,215	$7,435	$(1,009)
Adjustments to reconcile net income (loss) to net cash provided by operating acitvities:
Net amortization of investment premiums and discounts	(69)	2	-
Realized gain on sale of investments	-	(623)	-
Provision for loan losses	63	113	2
Restricted stock grants	-	-	135
Changes in operating assets:
Increase in accrued interest receivable	(339)	(1,807)	(578)
Increase in other assets	(423)	(144)	(685)
Changes in operating liabilities:
Increase in accounts payable and other liabilities	348	260	2,520
Increase in investment management fee payable to affiliate	35	2	355
(Decrease) increase in accrued interest payable	(187)	247	26
Net cash provided by operating activities	2,643	5,485	766
Cash Flows From Investing Activities:
Mortgage-backed securities portfolio:
Purchases	-	(244,221)	(31,286)
Sales	-	61,194	-
Principal payments	342	896	-
Loans held for investment portfolio:
Purchases	(98,761)	(126,061)	(40,000)
Sales	-	-	-
Principal payments	34	34	-
Net cash provided by (used in) investing activities	(98,385)	(308,158)	(71,286)
Cash Flows From Financing Activities:
Additional (expenses) proceeds from common stock offerings	-	(23)	189,146
Net proceeds from common stock offering with affiliates	-	-	67,917
Proceeds from secured financing	-	147,481	25,579
Payments on secured financing	(449)	-	-
Dividends paid	(2,174)	(3,443)	-
Net cash (used in) provided by financing activities	(2,623)	144,015	282,642
Net (decrease) increase in cash and cash equivalents	(98,365)	(158,658)	212,122
Cash and cash equivalents at beginning of period	151,840	212,133	11
Cash and cash equivalents at end of period	$53,475	$53,475	$212,133
Supplemental disclosure of cash flow information:
Interest paid	$1,756	$3,463	$-
Taxes paid	$-	$1	$1
Non cash investing activities:
Net change in unrealized gain (loss) on available-for-sale securities	$9,364	$14,941	$(373)
Non cash financing activities:
Common dividends declared, not yet paid	$3,080	$3,080	$-

(1) Derived from the audited consolidated statement of cashflows for the period commencing September 22, 2009 through December 31, 2009.
See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2010
(Unaudited)

1.   Organization

CreXus Investment Corp. (“Company”) was organized in Maryland on January 23, 2008.  The Company commenced operations on September 22, 2009 when it completed its initial public offering.  The Company directly or through its subsidiaries owns a portfolio of commercial real estate loans and commercial mortgage backed securities (“CMBS”) and has elected to be taxed as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  As a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests, are met. The Company’s wholly-owned subsidiaries, CreXus S Holdings LLC, CreXus F Asset Holdings LLC and CreXus TALF Holdings LLC, are qualified REIT subsidiaries.  Annaly Capital Management, Inc. (“Annaly”) owns approximately 25.0% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

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

(c) Commercial Mortgage-Backed Securities (“CMBS”)
The Company directly or through its subsidiaries acquires CMBS representing interests in obligations backed by pools of commercial mortgage loans and carries those securities at fair value estimated using a pricing model. Management reviews the fair values generated by this model to determine that prices are reflective of the current market. Management performs a validation of the fair value calculated by this pricing model by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services. If dealers or independent pricing services are unable to provide a price for an asset or if the Company deems the price provided by such dealers or independent pricing services to be unreliable, then the Company will determine the fair value of the asset in good faith.   In the current market, it may be difficult or impossible to obtain third party pricing on certain of the investments the Company may purchase. In addition, validating third party pricing for the Company's possible investments may be more subjective as fewer participants may be willing to provide this service to the Company. Moreover, the current market is more illiquid than in recent history for some of the investments the Company may purchase. Illiquid investments typically experience greater price volatility as a ready market does not exist. As volatility increases or liquidity decreases, the Company may have greater difficulty financing its investments which may negatively impact its earnings and the execution of its investment strategy.

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

If the fair value of an investment security is less than its amortized cost at the date of the consolidated statement of financial condition, the Company analyzes the investment security for other-than-temporary impairment (“OTTI”).  Management evaluates the Company’s CMBS for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the intent of the Company to sell the investment prior to recovery in fair value (3) whether the Company will more likely than not be required to sell the investment before the expected recovery in fair value, and (4) the expected future cash flows of the investment in relation to its amortized cost.  Unrealized losses on assets that are considered other-than-temporary credit impairments are recognized in income and the cost basis of the asset is adjusted.

CMBS transactions are recorded on the trade date. Realized gains and losses from CMBS transactions are determined based on the specific identification method and recorded as a gain or a loss on sale of available for sale securities in the consolidated statement of operations. Accretion of discounts or amortization of premiums on available-for-sale securities and mortgage loans is computed using the effective interest method and is included as a component of interest income in the consolidated statement of operations.

(d) Mortgages,  Loans and Preferred Equity Held for Investment
The Company's commercial mortgages, mezzanine loans and preferred equity interests are comprised of fixed-rate and adjustable-rate loans. Mortgages and loans are designated as held for investment, recorded on trade date, and are carried at their principal balance outstanding, plus any premiums or discounts which are amortized or accreted over the estimated life of the loan, less allowances for loan losses.  The Company does not plan to sell these assets and may or may not use financing to maintain these positions.

(e) Allowance for Loan Losses
The Company has established an allowance for loan losses at a level that management believes is adequate based on an evaluation of known and inherent risks related to the Company's loan portfolio. The estimate is based on a variety of factors including, but not limited to, current economic conditions, industry loss experience, credit quality trends, loan portfolio composition, delinquency trends, national and local economic trends, national unemployment data, and whether specific geographic areas where the Company has significant loan concentrations are experiencing adverse economic conditions and events such as natural disasters that may affect the local economy or property values. While the Company has little history of its own to establish loan trends, delinquency trends of the originators and the current market conditions aided in determining the allowance for loan losses. The Company also performed due diligence procedures on a sample of loans that met its criteria during the purchase process. The Company has created an unallocated provision for probable loan losses estimated as a percentage of the remaining principal on the loans. Management's estimate is based on historical experience of similarly underwritten pools.

When it is probable that contractually due specific amounts are deemed uncollectible, the account is considered impaired. Where impairment is indicated, a valuation write-off is measured based upon the excess of the recorded investment over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for loan losses. There were no losses specifically allocated to loans as of September 30, 2010.

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

(g) Income Taxes
The Company has qualified and elected to be taxed as a REIT, and therefore it generally will not be subject to corporate, federal or state income tax to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met.  If the Company fails to qualify as a REIT and does not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost.  Further the Company conducts a continuing analysis on a quarterly basis in an effort to identify any tax positions taken by the Company that are not “more-likely-than-not” to be upheld upon examination by the pertinent taxing authorities.

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

(j) Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in reporting period.  The most significant estimates used in preparation of the financial statements are related to determining the fair value of the investment portfolio.  Actual results could differ from those estimates.

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

Investments in Debt and Equity Securities (ASC 320)

New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities, as well as beneficial interests in securitized financial assets, in financial statements.  This was as a result of the SEC mark-to-market study mandated under the Emergency Economic Stabilization Act of 2008 (“EESA”).  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The new guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the entity had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether the entity (1) has the intent to sell the investment securities, (2) is more likely than not to be required to sell the investment securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the investment securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  If the entity does not intend to sell the debt security, nor will be required to sell the debt security prior to its anticipated recovery, the credit loss, if any, will be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in Other Comprehensive Income/(Loss) (“OCI”).  If the entity intends to sell the security, will be required to sell the security before its anticipated recovery, or does not expect to recover the entire amortized cost basis of the security the full OTTI will be recognized in the statement of earnings.

OTTI has occurred if there has been an adverse change in future estimated cash flows and its impact reflected in current earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.   The objective of OTTI analysis is to determine whether it is probable that the holder will realize some portion of the unrealized loss on an impaired security.  Factors to consider when making an OTTI decision include information about past events, current conditions, reasonable and supportable forecasts, remaining payment terms, financial condition of the issuer, expected defaults, value of underlying collateral, industry analysis, sector credit rating, credit enhancement, and financial condition of guarantor.  The Company’s CMBS and Agency residential mortgage-backed securities (“Agency RMBS”) investments fall under this guidance and, as such, the Company will assess each security for OTTIs based on estimated future cash flows.  For the quarter ended September 30, 2010, the Company did not have any unrealized losses in investment securities that were deemed other-than-temporary.

Broad Transactions

Consolidation (ASC 810)

On January 1, 2009, FASB amended the guidance concerning, noncontrolling interests in consolidated financial statements, which changes the presentation of financial statements. This guidance requires the Company to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net income and to include the accumulated amount of noncontrolling interests as part of stockholders’ equity. Similarly, in the presentation of stockholders’ equity, the Company must distinguish between equity amounts attributable to controlling interest and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of stockholders’ equity.  In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in its controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are re-measured with the gain or loss reported in net earnings.  For the quarter ended September 30, 2010, the Company does not have any non-controlling interests.

Effective January 1, 2010, the consolidation standards have been amended by ASU 2009-17.  This amendment updates the existing standard and eliminate the exemption from consolidation of a Qualified Special Purpose Entity.    The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses and/or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update requires enhanced disclosures to provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE.  Further, ongoing assessments of whether an enterprise is the primary beneficiary of a VIE are required.   For the quarter ended September 30, 2010, the Company was not the primary beneficiary of any VIEs.

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

In January 2010, FASB issued guidance (ASU 2010-06) which increases disclosure regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance is effective for us for all interim and annual reporting periods after December 15, 2009. The guidance also requires that the disclosure on any Level 3 assets presents separately information about purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  However, this last portion of the guidance is not effective until December 15, 2010.  Adoption of this guidance will result in increased disclosure in the notes to the Company’s financial statements.

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

Transfers and Servicing (ASC 860)

On June 12, 2009, the FASB issued ASU 2009-16 as an amendment to the accounting standards governing the transfer and servicing of financial assets.  This amendment  updates the existing standard and eliminates  the concept of a Qualified Special Purpose Entity (“QSPE”); clarifies the surrendering of control to effect sale treatment; and modifies the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defines the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment requires enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment was effective January 1, 2010.   At the quarter ended September 30, 2010, the Company determined this amendment has no material effect on the Company’s financial statements.

3.  Cash and Cash Equivalents

The Company had $53.5 million and $212.1 million in money market funds held at an independent national banking institution and earned $23,000 and $46,000 for the quarter ended September 30, 2010 and the end of the period commencing September 22, 2009 through December 31, 2009, respectively.  The average cash balance was $114.9 million and $245.4 million with annualized yields on average cash balances of 0.08% for both the quarter ended September 30, 2010 and the period commencing September 22, 2009 through December 31, 2009.

4.  Commercial Mortgage-Backed Securities

The following table represents the Company's available-for-sale CMBS portfolio as of September 30, 2010 and December 31, 2009, at fair value.

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Amortized cost	$213,941	$31,286
Unrealized gains	14,568	-
Unrealized losses	-	(373)

Fair value	$228,509	$30,913

The following table presents the gross unrealized losses and estimated fair value of the Company's CMBS by length of time that such securities have been in a continuous unrealized loss position.  At September 30, 2010 the Company held no securities at an unrealized loss.

Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
CMBS	$-	$-	$-	$-	$-	$-
Total September 30, 2010	$-	$-	$-	$-	$-	$-

CMBS	$30,913	$(373)	$-	$-	$30,913	$(373)
Total December 31, 2009	$30,913	$(373)	$-	$-	$30,913	$(373)

The decline in value of these securities was due to market conditions and not the credit performance of the assets. The investments are not considered other-than-temporarily impaired because the Company currently does not intend to sell the investments and has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments.

Actual maturities of CMBS are generally shorter than stated contractual maturities. Actual maturities of the Company's commercial mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table summarizes the Company's available-for-sale CMBS at September 30, 2010 and December 31, 2009 according to their weighted-average life classifications:

	September 30, 2010
	(dollars in thousands)
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon

Less than one year	$-	$-	-%
Greater than one year
less than five years	52,762	49,816	5.21
Greater than five years	175,747	164,125	5.45

Total	$228,509	$213,941	5.40%

	December 31, 2009
	(dollars in thousands)
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon

Less than one year	$-	$-	-%
Greater than one year
less than five years	-	-	-
Greater than five years	30,913	31,286	5.81

Total	$30,913	$31,286	5.81%

The overall statistics for the Company’s CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of September 30, 2010 and December 31, 2009, are as follows:

	September 30, 2010	December 31, 2009

Credit Ratings (1)	AAA	AAA
Coupon	5.40%	5.81%
Yield	5.13%	6.50%

Weighted Average Life	5.0 years	6.3 years
(1) Ratings per Fitch, Moody’s or S&P.

The rating, vintage, property type, and location of the collateral securing the Company’s CMBS investments calculated on a weighted average basis as of September 30, 2010 and December 31, 2009 are as follows:

September 30, 2010
Property		Geographic Break Down 5% or Greater
Type	Percentage	State	Percentage	Vintage	Percentage
Office	34.3%	NY	14.5%	2006	76.9%
Retail	30.3%	CA	11.7%	2005	16.9%
Multifamily	8.5%	TX	6.8%	2004	6.2%
Industrial	4.9%	FL	6.5%		100.0%
Hospitality	5.3%	MA	5.4%
Other	16.7%	Other	55.1%
Total	100.0%	Total	100.0%

December 31, 2009
Property		Geographic Break Down 5% or Greater
Type	Percentage	State	Percentage	Vintage	Percentage
Office	35.1%	District of Columbia	14.2%	2006	100.0%
Retail	20.1%	California	7.3%
Multifamily	10.4%	New York	6.3%
Industrial	14.2%	Wisconsin	5.7%
Other	20.2%	Other	66.5%

Total	100.0%	Total	100.0%

For the nine months ended September 30, 2010, the Company sold CMBS with a carrying value of $60.6 million for proceeds of $61.2 million realizing a gain of $0.6 million.  The Company did not sell any CMBS during the quarter ended September 30, 2010.

5.   Loans Held for Investment

The following table represents the Company's commercial mortgage loans classified as held for investment at September 30, 2010 and December 31, 2009, which are carried at their principal balance outstanding less an allowance for loan losses:

	For the quarter ended	For the period September 22, 2009
	September 30, 2010	through December 31, 2009

Coupon	8.94%	12.24%
Yield	10.04%	12.24%
Weighted Average Life	6.0 years	10.0 years

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Mortgage loans, remaining principal	$175,373	$40,000
Net premium and discount	(9,252)	-
Less: allowance for loan losses	(115)	(2)

Mortgage loans held for investment	$166,006	$39,998

The following table summarizes the changes in the allowance for loan losses for the mortgage loan portfolio during the quarter ended September 30, 2010 and the period ended December 31, 2009.

	September 30, 2010	December 31, 2009
	(dollars in thousands)

Balance, beginning of period	$52	$-
Provision for loan loss	63	2
Charge-offs	-	-

Balance, end of period	$115	$2

The following tables present certain characteristics of the Company’s commercial mortgage loan portfolio as of September 30, 2010 and December 31, 2009.

For the period ended September 30, 2010
Geographic Distribution Top 5 States	Remaing Balance (dollars in thousands)	% of Loans	Property Count
Illinois	$63,308	36.1%	4
Texas	32,119	18.3%	4
California	30,240	17.2%	5
Colorado	19,009	10.8%	2
South Carolina	3,000	1.7%	6

For the period ended December 31, 2009
Geographic Distribution	Remaing Balance		Property
Top 5 States	(dollars in thousands)	% of Loans	Count
California	$8,600	13.1%	4
Texas	7,296	12.1%	3
South Carolina	2,815	7.5%	6
Arizona	2,464	7.0%	2
Pennslyvania	1,670	5.8%	3

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses.  Based on this analysis, the Company recorded a general provision for loan losses of $63,000 and $113,000 for the quarter and nine months ended September 30, 2010, respectively.  At September 30, 2010, there were no loans 90 days or more past due and all loans were accruing interest.

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

CMBS and RMBS

The Company determines the fair value of its investment securities utilizing a pricing model that incorporates such factors as coupon, prepayment speeds, weighted average life, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, expected losses, expected default severity, credit enhancement, and other pertinent factors.  Management will review the fair values generated by the model to determine whether prices are reflective of the current market.  Management will perform a validation of the fair values calculated by the pricing model by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services.

During times of market dislocation, as has been experienced for some time, the observability of prices and inputs can be reduced for certain instruments.  If dealers or independent pricing services are unable to provide a price for an asset or if the Company deems the price provided by such dealers or independent pricing services to be unreliable, then the Company will determine the fair value of the asset in good faith.  In addition, validating third party pricing for the Company’s possible investments may be more subjective as fewer participants may be willing to provide this service to the Company.  Illiquid investments typically experience greater price volatility as a ready market does not exist.  As fair value is not an entity specific measure and is a market based approach which considers the value of an asset or liability from the perspective of a market participant, observability of prices and inputs can vary significantly from period to period.  A condition such as this can cause instruments to be reclassified from Level 1 to Level 2 or Level 2 to Level 3 when the Company is unable to obtain third party pricing verification.

If at the valuation date the fair value of an investment security is less than its amortized cost at the date of the consolidated statement of financial condition, the Company will analyze the investment security for OTTI.  Management will evaluate the Company’s CMBS and RMBS for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration will be given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the intent of the Company to sell the investment prior to recovery in fair value, (3) whether the Company will more likely than not be required to sell the investment before the expected recovery, (4) and the expected future cash flows of the investment in relation to its amortized cost.    If a credit portion of OTTI exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income (loss) as an immediate reduction of current earnings.

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

As of September 30, 2010, the Company has classified its CMBS as Level 2.

The Company's financial assets and liabilities carried at fair value on a recurring basis are valued at September 30, 2010 and December 31, 2009 as follows:

	September 30, 2010
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Cash and cash equivalents	$53,475	$-	$-
Commercial mortgage-backed securities	-	228,509	-

	December 31, 2009
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Cash and cash equivalents	$212,133	$-	$-
Commercial mortgage-backed securities	-	30,913	-

Mortgage loan assets totaled $166.0 million at September 30, 2010.  These loans are held for investment and are recorded at amortized cost less an allowance for loan losses.  Secured financing liabilities totaled $173.1 million at September 30, 2010.  Due to the stable interest rate environment, the fair value of the assets and liabilities totaled $173.1 million at September 30, 2010.  Due to the stable interest rate environment, the fair value of the assets and liabilities remain as recorded.

As fair value is not an entity-specific measure and is a market-based approach which considers the value of an asset or liability from the perspective of a market participant, observability of prices and inputs can vary significantly from period to period. During times of market dislocation, as has been experienced during the recent months, the observability of prices and inputs can be reduced for certain instruments. A condition such as this can cause instruments to be reclassified from Level 1 to Level 2 to Level 3 when the Company is unable to obtain third party pricing verification.

7.   Secured Financing Agreements

Commercial Mortgage-Backed Securities

The Company had outstanding $173.1 million and $25.6 million of CMBS structured financing agreements with weighted average borrowing rate of 3.60% and 3.62% and weighted average remaining maturities of 4.3 years and 5.0 years as of September 30, 2010 and December 31, 2009, respectively.  The average daily balance of the Company’s secured financing facilities for the quarter ended September 30, 2010 and the period commencing September 22, 2009 and ending December 31, 2009 were $173.2 million and $25.6 million, respectively.  Investment securities pledged as collateral under these secured financing agreements had an estimated fair value of $213.9 million and $30.9 million at September 30, 2010 and December 31, 2009, respectively.  The interest rates of these structured financing agreements are fixed to the 5- year or 3- year swap curve plus 100 basis points depending on duration.

At September 30, 2010 and December 31, 2009, the secured financing agreements all had the following remaining maturities:

	Secured Financing Carrying Value
	September 30, 2010	December 31, 2009
	(dollars in thousands)
2010	$-	$-
2011	-	-
2012	-	-
2013	11,218	-
2014 and thereafter	161,842	25,579
Total	$173,060	$25,579

At September 30, 2010 the Company had at risk 63.7% of the equity of the Company with the Federal Reserve Bank of New York (“FRBNY”).

The following table presents the debt and collateral carrying value of the Company’s secured financing by maturity.

	Structured Financing	CMBS
	Carrying Value	Carrying Value
	(dollars in thousands)
March 26, 2010, TALF loans, fixed rate 3.63%, mature March 2015	$76,118	$94,823
February 25, 2010, TALF loans, fixed rate 3.69%, mature February 2015	$29,868	$36,619
February 25, 2010, TALF loans, fixed rate 2.74%, mature February 2013	$11,218	$13,197
January 28, 2010, TALF loans, fixed rate 3.73%, mature January 2015	$30,282	$37,011
December 22, 2009, TALF loans, fixed rate 3.62%, mature December 2014	$25,574	$32,291

Total	$173,060	$213,941

8.  Common Stock

During the quarter ended September 30, 2010, the Company declared dividends to common shareholders totaling $3.1 million or $0.17 per share, which were paid on October 28, 2010.

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

On September 30, 2009, the Company issued 9,000 shares of restricted common stock in accordance with it’s equity incentive plan to its independent directors, which vested immediately.

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

10.  Income Taxes

As a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met.  During the quarter ended September 30, 2010, the Company recorded no tax expenses and the nine months ended September 30, 2010, the Company recorded $1,000 income tax expense related to minimum state tax requirements and no income tax expense related to federal tax liabilities on undistributed income.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.

11.  Credit Risk and Interest Rate Risk

The Company's primary risks are credit risk and interest rate risk.  The Company is subject to credit risk in connection with its investments in commercial mortgage loans and credit sensitive commercial mortgage-backed securities.  When the Company assumes credit risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities.  The Company attempts to manage credit risk through pre-acquisition due diligence processes including, but not limited to, analysis of the sponsor/borrower, the structure of the investment, property information including tenant composition, the property’s historical operating performance and evaluation of the market in which the property is located.  These factors are considered to be important indicators of credit risk.  The Company is subject to interest rate risk, primarily in connection with its investments in CMBS, commercial mortgage loans and borrowings under repurchase agreements.

12.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC which provides for an initial term through December 31, 2013 with an automatic one-year extension option and subject to certain termination rights.  The Company paid FIDAC a quarterly management fee equal to 0.50% per annum for the first twelve months following the commencement of operations, pays 1.00% per annum for the period after the first twelve months through the eighteenth month following the commencement of operations, and will pay 1.50% per annum after the first eighteen months following the commencement of operations, calculated quarterly, of the Company’s stockholders’ equity (as defined in the management agreement) of the Company.  Management fees accrued and subsequently paid to FIDAC were $356,000 and $994,000 for the quarter and nine months ended September 30, 2010.

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

13.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  Management is not aware of any reported or unreported contingencies at September 30, 2010.

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

Executive Summary

We are a specialty finance company that acquires, manages, and finances, directly or through our subsidiaries, commercial mortgage loans and other commercial real estate debt, commercial mortgage-backed securities, or CMBS, and other commercial real estate-related assets.  We expect that the commercial real estate loans we acquire will be fixed and floating rate first mortgage loans secured by commercial properties.  We may also acquire subordinated commercial mortgage loans and mezzanine loans.  We intend to acquire CMBS which are rated AAA through BBB as well as CMBS that are below investment grade or are non-rated.  The other commercial real estate-related securities and other commercial real estate asset classes will consist of debt and equity tranches of commercial real estate collateralized debt obligations, or CRE CDOs, loans to real estate companies including real estate investment trusts, or REITs, and real estate operating companies, or REOCs, commercial real estate securities, commercial real property and preferred equity investments.  In addition, to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act, we expect to acquire residential mortgage-backed securities, or RMBS, for which a U.S. Government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, guarantees payments of principal and interest on the securities.  We refer to these securities as Agency RMBS.  We refer to Ginnie Mae, Fannie Mae, and Freddie Mac collectively as the Agencies.

We are externally managed by Fixed Income Discount Advisory Company, which we refer to as FIDAC.

We elected and qualified to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending on December 31, 2009.  Our targeted asset classes and the principal investments we expect to make in each include:

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

Since we commenced operations in September 2009, we have focused our investment activities on acquiring CMBS and on purchasing commercial mortgage loans. We expect that over the near term our investment portfolio will be weighted toward CMBS and commercial real estate loans, subject to maintaining our REIT qualification and acquiring Agency RMBS to maintain our 1940 Act exemption.

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

We do not presently intend to use recourse borrowings to finance our acquisitions of commercial real estate loans and CMBS. We have financed our current CMBS portfolio with non-recourse financings under the Term Asset-Backed Securities Loan Facility, or the TALF.  Based on market conditions, we intend to utilize structural leverage through securitizations of commercial real estate loans or CMBS. With regard to leverage available under the TALF, the maximum level of allowable leverage under currently announced CMBS programs would be 6.67:1.  With regard to securitizations, the leverage will depend on the market conditions for structuring such transactions. We will seek to finance the acquisition of Agency RMBS using repurchase agreements with counterparties, which are recourse. We anticipate that leverage for Agency RMBS would be available to us, which we expect would allow for debt-to-equity ratio in the range of 2:1 to 4:1 but would likely not exceed 6:1. Based on current market conditions, we expect to operate within the leverage levels described above in the near and long term. We are not required to maintain any specific debt-to-equity ratio, as we believe the level of leverage will vary based on the particular asset class, the characteristics of the portfolio and market conditions. We can provide no assurance that we will be able to obtain financing as described herein.

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

In response to these unprecedented events, the U.S. Government has taken a number of actions to improve stability in the financial markets and encourage lending.  These programs include the Troubled Assets Relief Program, or  TARP, the TALF and the Public-Private Investment Program, or PPIP and large scale asset purchases by the Federal Reserve among others.  It is not possible for us to predict how these programs will impact our business.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act). The Dodd-Frank Act provides for new regulations on financial institutions and creates new supervisory and advisory bodies, including the new Consumer Financial Protection Bureau. The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives. As the Dodd-Frank Act has only recently been enacted and because a significant number of regulations have yet to be proposed or adopted in final form, it is not possible for us to predict how the Dodd-Frank Act will impact our business.

Market conditions are evolving on a number of fronts. Regulatory and technical dynamics continue to develop, and monetary policy initiatives, including the prospect of further large scale asset purchases by the Federal Reserve, continue to support asset prices and lower yields across a wide range of market sectors, including ours.

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

Change in Fair Value of our Assets. It is our business strategy to hold our targeted assets as long-term investments. As such, we expect that the majority of our Mortgage-Backed Securities, or MBS,  will be carried at their fair value, as available-for-sale securities in accordance with ASC 320 Investments in Debt and Equity Securities, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings. As a result, we do not expect that changes in the fair value of the assets will normally impact our operating results. At least on a quarterly basis, however, we will assess both our ability and intent to continue to hold such assets as long-term investments. As part of this process, we will monitor our targeted assets for other-than-temporary impairment, or OTTI. A change in our ability or intent to continue to hold any of our investment securities or a change in our expectation of recovering the entire amortized cost basis could result in our recognizing an impairment charge or realizing losses upon the sale of such securities.

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

Changes in Market Interest Rates. With respect to our business operations, increases in interest rates, in general, may over time cause:

•	the interest expense associated with our borrowings to increase;

•	the value of our mortgage loans and MBS to decline;

•	coupons on our adjustable-rate mortgage loans and MBS to reset, although on a delayed basis, to higher interest rates;

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

Loans and Securities Held for Investment

We purchase MBS, commercial real estate loans, and commercial real estate-related securities, a portion of which may be held for investment.  Loans or securities held for investment are intended to be held to maturity and, accordingly, will be reported at amortized cost less an allowance for loan losses.

Securities Held as Available-for-Sale

A portion of our CMBS and commercial real estate-related securities may be held as available-for-sale. In accordance with Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, all assets classified as available-for-sale are reported at fair value, and unrealized gains and losses included in other comprehensive income.  We analyze assets for impairment and any credit impairment is reflected in the consolidated statements of operations.

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

Unobservable inputs reflect our own assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available. We anticipate that a portion of our future asset purchases may be classified as Level 3 in the valuation hierarchy.

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

We rely on independent pricing of our assets at each quarter’s end to verify what we believe to be reasonable estimates of fair market value. FIDAC will evaluate the pricing of our assets by conducting its own analysis at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Any changes to the valuation methodology will be reviewed by management to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, we will continue to refine our valuation methodologies. The methods used by us may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We will use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

Loan Impairment

Loans held for investment will be valued quarterly to determine if an impairment exists. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance will be created with a corresponding charge to the provision for losses.  An allowance for each loan would be maintained at a level believed adequate by management to absorb probable losses. We may elect to sell a loan held for investment due to adverse changes in credit fundamentals. Once the determination has been made by us that we will no longer hold the loan for investment, we will account for the loan at the lower of amortized cost or estimated fair value. The reclassification of the loan and recognition of impairments could adversely affect our reported earnings.

Impairment of Securities

Securities are valued quarterly to determine if an OTTI exists. Impairment occurs when the fair value of the investment is less than its amortized cost basis. The securities will be evaluated based on the intent to sell the security or if it is more likely than not that we will be required to sell the debt security before its anticipated recovery. If the intention is not to sell (and we are not required to sell), the credit loss, if any, will be recognized in the statement of earnings and the balance of impairment related to other factors recognized in Other Comprehensive Income, or OCI.  Credit loss is determined by comparing the difference between the present value of cash flows expected to be collected and the amortized cost basis.  If the intention is to sell the security (or we are required to sell) before its anticipated recovery, the full OTTI will be recognized in the statement of earnings. The recognition of impairments could adversely affect our reported earnings.

Classifications of Investment Securities

Our MBS are expected to initially consist primarily of commercial real estate debt instruments, CMBS and Agency RMBS that we will classify as either available-for-sale or held-to-maturity.  As such, we expect that our MBS classified as available-for-sale will be carried at their fair value in accordance with ASC 320, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings.  MBS assets held for investment will be stated at their amortized cost, net of deferred fees and costs with income recognized using the effective interest method.  When the estimated fair value of an available-for-sale security is less than amortized cost, we will consider whether there is an OTTI in the value of the security. Unrealized losses on securities considered to be other-than-temporary will be recognized in earnings. The determination of whether a security is other-than-temporarily impaired will involve judgments and assumptions based on subjective and objective factors.  Consideration will be given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security and (iii) our intent to sell our investment in the security, or whether it is more likely than not we will be required to sell the security before its anticipated recovery in fair value. Investments with unrealized losses will not be considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investments.

Investment Consolidation

When acquiring assets, we evaluate the underlying entity that issued the securities we intend to acquire, or to which we will make a loan to determine the appropriate accounting. We refer, initially, to guidance in ASC 860-Transfers and Servicing and ASC 810-Consolidation, in performing our analysis. ASC 810 addresses consolidation of certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. An entity is subject to consolidation under this guidance if it is determined that the entity is a Variable Interest Entity, or VIE.  In a VIE, the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns proportional to their ownership. Variable interest entities within the scope of this guidance are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the entity’s expected losses, its expected returns, or both.   This guidance has been materially updated effective January 1, 2010.  The update which eliminates the exemption for a Qualifying Special Purpose Entity or QSPE requires ongoing analysis of the primary beneficiary in a VIE.  This update will have no material effect on our financial statements based on our current asset holdings as we have no interest in any QSPE’s or VIE’s at this time.

Securitizations

We may periodically enter into transactions in which we sell financial assets, such as commercial mortgage loans, CMBS and other assets. Upon a transfer of financial assets, we will sometimes retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions will be recognized using the guidance in ASC 860-Transfers and Servicing, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale--legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control--an entity recognizes the financial and servicing assets it acquired or retained and the liabilities it has incurred, derecognizes financial assets it has sold, and derecognizes liabilities when extinguished. We will determine the gain or loss on sale of mortgage loans by allocating the carrying value of the underlying mortgage between securities or loans sold and the interests retained based on their fair values. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold. From time to time, we may securitize mortgage loans we hold if such financing is available. These transactions will be recorded in accordance with ASC 860 and will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “securitized loans” on our balance sheet, depending upon the structure of the securitization transaction.

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

Security transactions will be recorded on the trade date. Realized gains and losses from security transactions will be determined based upon the specific identification method and recorded as gain (loss) on sale of available for sale securities and loans held for investment in the consolidated statement of operations.

We account for accretion of discounts or amortization of premiums on available-for-sale securities and real estate loans using the effective interest method.  Such amounts will be included as a component of interest income in the consolidated statement of operations.

Accounting For Derivative Financial Instruments

Our policies permit us to enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating our interest rate risk. We intend to use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns.

We will account for derivative financial instruments in accordance with ASC 815, Derivatives and Hedging. ASC 815 requires us to recognize all derivatives as either assets or liabilities in the consolidated statement of financial condition and to measure those instruments at fair value. Additionally, fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

Derivatives will be used for hedging purposes rather than speculation. We will rely on quotations from a third party to determine their fair values.  FIDAC will evaluate the quotations provided by third parties by conducting its own analysis at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If our hedging activities do not achieve our desired results, our reported earnings may be adversely affected.

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

Income Taxes

We elected and qualified to be taxed as a REIT for our taxable year ending on December 31, 2009. Accordingly, we will generally not be subject to U.S. federal income tax (or applicable state or local taxes) to the extent that we make qualifying distributions to our stockholders, and provided we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax (and applicable state and local taxes) and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to our stockholders.

The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using our taxable income as opposed to net income reported on the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

We may elect to treat certain of our subsidiaries as Taxable REIT Subsidiaries (TRS). In general, a TRS may hold assets and engage in activities that a REIT cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A domestic TRS is subject to U.S. federal income tax (and applicable state and local taxes). We presently have not elected TRS status for any of our subsidiaries.

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

Assets

Receivables (ASC 310)

In July 2010, the FASB released ASU 2010-20, which addresses disclosures about the credit quality of financing receivables and the allowance for credit losses.  The purpose of this update is to provide greater transparency regarding the allowance for credit losses and the credit quality of financing receivables as well as to assist in the assessment of credit risk exposures and evaluation of the adequacy of allowances for credit losses.   Additional disclosures must be provided on a disaggregated basis.  The update defines two levels of disaggregation – portfolio segment and class of financing receivable.  Additionally, the update requires disclosure of credit quality indicators, past due information and modifications of financing receivables.   The update is not applicable to mortgage banking activities (loans originated or purchased for resale to investors); derivative instruments such as repurchase agreements; debt securities;  a transferor’s interest in securitization transactions accounted for as sales under ASC 860; and purchased beneficial interests in securitized financial assets.  This update is effective for us for interim or annual periods ending on or after December 15, 2010.  At this time, we are evaluating the effect of this update on future financial reporting.

Investments in Debt and Equity Securities (ASC 320)

New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities, as well as beneficial interests in securitized financial assets, in financial statements.  This was as a result of the SEC mark-to-market study mandated under the Emergency Economic Stabilization Act of 2009 (“EESA”).  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the entity had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value.”   Now the focus is on whether the entity (1) has the intent to sell the investment securities, (2) is more likely than not that to be required to sell the investment securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the investment securities.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  If the entity does not intend to sell the debt security, nor will be required to sell the debt security prior to its anticipated recovery, the credit loss, if any, will be recognized in the statement of operations, while the balance of impairment related to other factors will be recognized in OCI.  If the entity intends to sell the security, will be required to sell the security before its anticipated recovery, or does not expect to recover the entire amortized cost basis of the security, the full OTTI will be recognized in the statement of operations.

OTTI has occurred if there has been an adverse change in future estimated cash flows and its impact reflected in current earnings.  The determination cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.   The objective of OTTI analysis is to determine whether it is probable that the holder will realize some portion of the unrealized loss on an impaired security.  Factors to consider when making OTTI decision include information about past events, current conditions, reasonable and supportable forecasts, remaining payment terms, financial condition of the issuer, expected defaults, value of underlying collateral, industry analysis, sector credit rating, credit enhancement, and financial condition of guarantor.  Our CMBS and Agency RMBS investments would fall under this guidance, and as such, we will assess each security for OTTIs based on estimated future cash flows.

For the quarter ended September 30, 2010, we did not have unrealized losses in investment securities that were deemed OTTI.

Broad Transactions

Consolidation (ASC 810)

On January 1, 2009, FASB amended the guidance concerning, noncontrolling interests in consolidated financial statements, which changes the presentation of financial statements. This guidance requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net income and to include the accumulated amount of noncontrolling interests as part of stockholders’ equity. Similarly, in the presentation of stockholders’ equity, we must distinguish between equity amounts attributable to controlling interest and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of stockholders’ equity.  In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are re-measured with the gain or loss reported in net earnings.  For the quarter ended September 30, 2010, we do not have any non-controlling interests.

Effective January 1, 2010, the consolidation standards have been amended by ASU 2009-17.  This amendment updates the existing standard and eliminate the exemption from consolidation of a Qualified Special Purpose Entity.    The update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses and/or the right to receive benefits from the entity which could potentially be significant to the VIE.  The update requires enhanced disclosures to provide users of financial statements with more transparent information about an enterprises involvement in a VIE.  Further, ongoing assessments of whether an enterprise is the primary beneficiary of a VIE are required.  For the quarter ended September 30, 2010, we were not the primary beneficiary of any VIEs.

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

In January 2010, FASB issued guidance (ASU 2010-06) which increases disclosure regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance is effective for all interim and annual reporting periods after December 15, 2009. The guidance also requires that the disclosure on any Level 3 assets presents separately information about purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  However, this last portion of the guidance is not effective until December 15, 2010.  Adoption of this guidance results in increased disclosure in the notes to our financial statements.

Financial Instruments (ASC 825)

On April 9, 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

Subsequent Events (ASC 855)

ASC 855 provides general standards governing accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  ASC 855 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date.

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

Transfers and Servicing (ASC 860)

On June 12, 2009, the FASB issued ASU 2009-16 an amendment update to the accounting standards governing the transfer and servicing of financial assets .This amendment  updates the existing standard and eliminates  the concept of a Qualified Special Purpose Entity (“QSPE”); clarifies the surrendering of control to effect sale treatment; modifies the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement and defines the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment requires enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment is effective beginning January 1, 2010.   At the quarter ended September 30, 2010, we have determined this amendment has no material effect on our financial statements.

Financial Condition

At September 30, 2010, our portfolio consisted of $228.5 million of CMBS and $166.0 million of commercial mortgage loans.

The following table summarizes certain characteristics of our portfolio September 30, 2010 and December 31, 2009.

	Quarter ended September 30, 2010	For the period ended December 31, 2009
	(dollars in thousands)	(dollars in thousands)
Investment portfolio at period-end	$394,515	$70,911
Interest bearing liabilities at period-end	173,060	25,579
Leverage at period-end (Debt:Equity)	0.6:1	0.1:1
Fixed-rate investments as percentage of portfolio	94%	100%
Adjustable-rate investments as percentage of portfolio	6%	-
Fixed-rate investments
Commercial mortgage-backed securities as percentage of fixed-rate assets	58%	45%
Commercial mortgage loans as percentage of fixed-rate assets	36%	55%
Commercial preferred equity loans as percentage of fixed-rate assets	6%	-
Adjustable-rate investments
Commercial mortgage loans as percentage of adjustable-rate assets	100%	-
Weighted average yield on interest earning assets at period-end	7.42%	9.67%
Weighted average cost of funds at period-end	3.60%	3.62%

The following table summarizes certain characteristics of each class in our portfolio at September 30, 2010 and December 31, 2009.

	Quarter ended		For the period ended
	September 30, 2010		December 31, 2009
	CMBS	Loans(1)	CMBS	Loans
Weighted average cost basis	$101.4	$95.6	$96.8	$100.0
Weighted average fair value	$108.2	$95.6	$95.7	$100.0
Weighted average coupon	5.40%	8.94%	5.81%	12.24%
Fixed-rate percentage of asset class	100%	86%	100%	100%
Adjustable-rate percentage of asset class	-	14%	-	-
Weighted average yield on assets at period-end	5.13%	10.04%	6.50%	12.24%
Weighted average cost of funds at period-end	3.60%	-	3.62%	-

(1) Includes Commercial mortgage loans and commercial preferred equity loans.

Results of Operations for the Quarter Ended September 30, 2010

We commenced our operations in September 2009.  As a result, there is no corresponding period for comparison and we have presented information for the period ended December 31, 2009.

Net Income (Loss) Summary

Our net income for the quarter ended September 30, 2010 was $3.2 million, or $0.18 per share.  Our net loss for the period commencing September 22, 2009 through December 31, 2009 was $1.0 million, or $0.06 per share. Our revenue was generated primarily by interest income.  We attribute the net loss per share to our start up costs for the period ended December 31, 2009.   The table below presents the net income (loss) summary for the quarter and nine months ended September 30, 2010 and for the period ended December 31, 2009:

Net Income (Loss) Summary
(dollars in thousands, except share and per share data)

	For the quarter ended September 30, 2010	For the nine months ended September 30, 2010	For the period September 22, 2009 through December 31, 2009

Net interest income:
Interest income	$5,708	$13,443	$325
Interest expense	1,569	3,710	26
Net interest income	4,139	9,733	299

Realized gains on sale of investments	-	623	-

Other expenses:
Management fee	356	994	354
Provision for loan losses	63	113	2
General and administrative expenses	505	1,813	951
Total other expenses	924	2,920	1,307
Net income (loss) before income tax	3,215	7,436	(1,008)
Income tax	-	1	1
Net income (loss)	$3,215	$7,435	$(1,009)
Net income (loss) per share-basic and diluted	$0.18	$0.41	$(0.06)
Weighted average number of shares outstanding-basic and diluted	18,120,112	18,120,112	18,120,112
Other comprehensive income (loss):
Net income (loss)	3,215	7,435	(1,009)
Unrealized gain (loss) on securities available for sale	9,364	15,564	(373)
Reclassification adjustment for realized gains (losses) included in income	-	(623)	-
Total other comprehensive income (loss)	9,364	14,941	(373)
Comprehensive income (loss)	$12,579	$22,376	$(1,382)

Interest Income and Average Earning Asset Yield

We had average earning assets, excluding cash, of $318.2 million, $254.1 million and $63.4 million for the quarter and nine months ended September 30, 2010 and the period ended December 31, 2009, respectively.  Our interest income was $5.7 million, $13.4 million and $279,000 for the quarter and nine months ended September 30, 2010 and the period ended December 31, 2009, respectively.  The annualized yield on our portfolio was 7.15%, 7.02% and 9.20% for the quarter and nine months ended September 30, 2010 and the period ended December 31, 2009, respectively.

Interest Expense and the Cost of Funds

We had average borrowed funds of $173.2 million and total interest expense of $1.6 million for the quarter ended September 30, 2010.  Our average cost of funds was 3.60% for the quarter ended September 30, 2010.  We had average borrowed funds of $137.5 million and total interest expense of $3.7 million for the nine months ended September 30, 2010.  Our average cost of funds was 3.60% for the nine months ended September 30, 2010.  We had average borrowed funds of $25.6 million and interest expense of $26,000 for the period commencing September 22, 2009 through December 31, 2009.  Our average cost of funds was 3.62% for the period commencing September 22, 2009 through December 31, 2009.   We attribute the increase in interest expense to the increase of financing costs to purchase additional assets.

Net Interest Income

Our net interest income, which equals interest income, excluding income earned on cash, less interest expense, totaled $4.1 million, $9.7 million and $253,000 for the quarter and nine months ended September 30, 2010 and the period commencing September 22, 2009, and ending December 31, 2009, respectively. Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds was 3.55%, 3.42% and 6.05% for the quarter and nine months ended September 30, 2010 and the period commencing September 22, 2009, and ending December 31, 2009, respectively.  We attribute the decrease in net interest spread to purchases of lower yielding CMBS.

The table below shows our average assets held, total interest income, weighted average yield on average interest earning assets at period end, average debt balance, interest expense, weighted average cost of funds at period end, net interest income, and net interest rate spread for the quarter ended September 30, 2010 and the period commencing September 22, 2009, and ending December 31, 2009.

Net Interest Income
(Ratios have been annualized, dollars in thousands)
			Yield on
	Average	Interest	Average					Net
	Earning	Earned	Interest	Average		Average	Net	Interest
	Assets	on	Earning	Debt	Interest	Cost	Interest	Rate
	Held*	Assets	Assets*	Balance	Expense	of Funds	Income	Spread
Quarter ended September 30, 2010	$318,188	$5,685	7.15%	$173,226	$1,569	3.60%	$4,116	3.55%
For the period September 22, 2009 to December 31, 2009	$63,441	$279	9.67%	$25,579	$26	3.62%	$253	6.05%

* Excludes cash and cash equivalents.

Gains and Losses on Sales

During the quarter ended September 30, 2010, we had no sales of investments.  We also had no sales of investments during the period commencing September 22, 2009 through December 31, 2009.

Management Fee and General and Administrative Expenses

We paid FIDAC a management fee of $356,000 and $354,000 for the quarter ended September 30, 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.  The management fee is based on stockholders’ equity.

General and administrative or G&A expenses, including the provision for loan losses, were $568,000 and $1.0 million for the quarter end September 30, 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.

Total expenses as a percentage of average total assets were 0.83% and 1.74% for the quarter ended September 30, 2010 and the period commencing September 22, 2009 through December 31, 2009.

FIDAC has currently waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the quarter ended September 30, 2010 and the period commencing September 22, 2009 through December 31, 2009.

Management Fees and G&A Expenses and Operating Expense Ratios
(Ratios have been annualized, dollars in thousands)

	Total Management	Total Management	Total Management
	Management Fee	Fee and G&A	Fee and G&A
	and G&A	Expenses/Average	Expenses/Average
	Expenses	Total Assets	Equity
For the quarter ended September 30, 2010	$924	0.83%	1.39%
For the period commencing September 22, 2009 and ending December 31, 2009	$1,307	1.74%	1.84%

Net Income (Loss) and Return on Average Equity

Our net income was $3.2 million for the quarter ended September 30, 2010 compared to a net loss of $1.0 million for the period commencing September 22, 2009 through December 31, 2009.  We attribute the increase in net income to continued deployment of capital resulting in an increase in net interest income.   The table below shows our net interest income, total expenses and realized gain, each as a percentage of average equity, and the return on average equity for the quarter ended September 30, 2010 and the period commencing September 22, 2009 and ending December 31, 2009.

Components of Return on Average Equity
(Ratios have been annualized)

	Net
	Interest	Total	Realized	Return
	Income/	Expenses/	Gain/	on
	Average	Average	Average	Average
	Equity	Equity	Equity	Equity
For the quarter ended September 30, 2010	6.20%	(1.39%)	0.00%	4.82%
For the period commencing September 22, 2009, and ending December 31, 2009	0.42%	(1.84%)	0.00%	(1.42%)

Liquidity and Capital Resources

Liquidity measures our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs.  We will use significant cash to purchase our targeted assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations.  Our primary sources of cash will generally consist of the net proceeds from equity offerings, payments of principal and interest we receive on our portfolio of assets, cash generated from our operating results and unused borrowing capacity under our financing sources.

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

Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. Subject to our maintaining our qualification as a REIT, we expect to use a number of sources to finance our investments, including repurchase agreements, warehouse facilities, securitization, commercial paper and term financing collateral debt obligations (“ CDO”). Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.

We held cash and cash equivalents of approximately $53.5 million and $212.1 million at September 30, 2010 and December 31, 2009, respectively.  Our cash and cash equivalents declined as we deployed capital to purchase assets.

Our operating activities used net cash of approximately $2.6 million and $766,000 for the quarter ended September 30, 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.

Our investing activities utilized net cash of approximately $98.4 million and $71.3 million for the quarter ending September 30, 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.  We purchased $98.8 million of commercial loans and preferred equity and $71.3 million of CMBS and commercial loans for the quarter ended September 30, 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.

Our financing activities used $2.6 million and provided $282.6 million as of quarter ended September 30, 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.   As of September 30, 2010, we had $173.1 million outstanding under our secured financing agreement with the Federal Reserve Bank of New York (“FRBNY”) collateralized by our CMBS with weighted average borrowing rate of 3.60% and a weighted average remaining maturity of 4.3 years.  The CMBS pledged as collateral under the secured financing agreement with FRBNY had an estimated fair value of $213.9 million at September 30, 2010.

At September 30, 2010 and December 31, 2009, the secured financing agreements for CMBS had the following remaining maturities:

	September 30, 2010	December 31, 2009
(dollars in thousands)
Overnight	$-	$-
1-30 days	-	-
30 to 59 days	-	-
60 to 89 days	-	-
90 to 119 days	-	-
Greater than or equal to 120 days	173,060	25,579
Total	$173,060	$25,579

We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.  At September 30, 2010 our total debt was approximately $173.1 million which represented a debt-to-equity ratio of approximately 0.6:1.

Stockholders’ Equity

During the quarter ended September 30, 2010 we declared dividends to common shareholders totaling $3.1 million or $0.17 per share, all of which were paid on October 28, 2010.  During the period commencing September 22, 2009 through December 31, 2009 no dividends were declared.

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

Purchases of Common Stock by Affiliates

In connection with our initial public offering we sold Annaly 4,527,778 shares of our common stock at the same price per share paid by other investors in our public offering and Annaly owns approximately 25% of our outstanding shares of common stock.

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

Contractual Obligations and Commitments

We have not entered into any lease, operating or purchase obligations as of September 30, 2010.

As of September 30, 2010 we financed our CMBS portfolio with non-recourse financings under the TALF.  Pursuant to our non-recourse financing under the TALF, we have entered into a long term debt obligation with the FRBNY.  The table below summarizes our contractual obligation at September 30, 2010.

	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)
Secured financing	$-	$11,218	$161,842	$-	$173,060
Interest expense on secured financing	6,211	18,196	2,431	-	26,838
Total	$6,211	$29,414	$164,273	$-	$199,898

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

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to pay regular quarterly dividends to our stockholders. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our warehouse and repurchase facilities if applicable, we must first meet both our operating requirements and scheduled debt service on our warehouse lines and other debt payable.

During the quarter ended September 30, 2010, we declared dividends to common shareholders totaling $3.1 million or $0.17 per share, which were paid on October 28, 2010.

Capital Resources

At September 30, 2010 we had no material commitments for capital expenditures.
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

Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2010 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

	Projected Percentage Change in	Projected Percentage Change in
Change in Interest Rate	Net Interest Income	Portfolio Value
-75 Basis Points	(0.86%)	3.20%
-50 Basis Points	(0.57%)	2.14%
-25 Basis Points	(0.29%)	1.07%
Base Interest Rate	-	-
+25 Basis Points	0.29%	(1.07%)
+50 Basis Points	0.57%	(2.14%)
+75 Basis Points	0.86%	(3.20%)

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at September 30, 2010. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

	Within 3	3-12	1 Year to	Greater than
	Months	Months	3 Years	3 Years	Total

Rate sensitive assets, principal balance	$25,000	$-	$209,818	$151,649	$386,467
Cash equivalents	53,475	-	-	-	53,475
Total rate sensitive assets	78,475	-	209,818	151,649	439,942

Rate sensitive liabilities	-	-	11,218	161,842	173,060

Interest rate sensitivity gap	$78,475	$-	$198,600	$(10,193)	$266,882

Cumulative rate sensitivity gap	$78,475	$78,475	$277,075	$266,882

Cumulative interest rate sensitivity
gap as a percentage or total rate
sensitive assets	17.84%	17.84%	62.98%	60.66%

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
November 5, 2010

By: /s/ Daniel Wickey
Daniel Wickey
Chief Financial Officer (Principal Financial Officer)
November 5, 2010