Form 10-K
period 2010-12-31
CreXus Investment Corp.
filed 2011-02-25
CIK 1467027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

None.

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑

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

Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer  ☐      Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

At June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $165,733,342 based on the closing sale price on the New York Stock Exchange on that date.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at February 25, 2011
Common Stock, $.01 par value	18,120,112

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2010. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

CREXUS INVESTMENT CORP.

iii

Special Note Regarding Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ “will,” or similar expressions, we intend to identify forward-looking statements.  Statements regarding the following subjects, among others, are forward-looking by their nature:

●	our business and strategy;

●	our projected financial and operating results;

●	our ability to obtain and maintain financing arrangements and the terms of such arrangements;

●	general volatility of the markets in which we acquire assets;

●	the implementation, timing and impact of, and changes to, various government programs;

●	our expected assets;

●	changes in the value of our assets;

●	interest rate mismatches between our assets and our borrowings used to fund such purchases;

●	changes in interest rates and mortgage prepayment rates; effects of interest rate caps on our adjustable-rate assets;

●	rates of default or decreased recovery rates on our assets;

●	prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

●	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

●	changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

●	availability of opportunities in real estate-related and other securities; availability of qualified personnel;

●	estimates relating to our ability to make distributions to our stockholders in the future;

●	our competition;

●	market trends in our industry, interest rates, the debt securities markets or the general economy;

●	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and

●	our ability to maintain our qualification as a real estate investment trust, or REIT, for federal income tax purposes.

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

PART I
Item 1: Business

The Company

We are a specialty finance company that acquires, manages, and finances, directly or through our subsidiaries, commercial mortgage loans and other commercial real estate debt, commercial mortgage-backed securities, or CMBS, and other commercial real estate-related assets.  We expect that the commercial real estate loans we acquire will be fixed and floating rate first mortgage loans secured by commercial properties.  We may also acquire subordinated commercial mortgage loans and mezzanine loans.  We intend to acquire CMBS which are rated AAA through BBB as well as CMBS that are rated below investment grade or are non-rated.  Other commercial real estate-related securities and other commercial real estate asset classes will consist of debt and equity tranches of commercial real estate collateralized debt obligations, or CRE CDOs, loans to real estate companies including real estate investment trusts, or REITs, and real estate operating companies, or REOCs, commercial real estate securities and commercial real property.  In addition, to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act, we expect to acquire residential mortgage-backed securities, or RMBS, for which a U.S. Government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, guarantees payments of principal and interest on the securities.  We refer to these securities as Agency RMBS and we refer to Agency RMBS and non-Agency RMBS as RMBS.  We refer to Ginnie Mae, Fannie Mae, and Freddie Mac collectively as the Agencies.

We are externally managed by Fixed Income Discount Advisory Company, which we refer to as our Manager or FIDAC.  FIDAC is a wholly-owned subsidiary of Annaly Capital Management, Inc., or Annaly, a New York Stock Exchange-listed REIT.  Annaly owns approximately 25% of our outstanding shares of common stock.  We have elected and qualify to be taxed as a REIT for U.S. federal income tax purposes.

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

Our Manager

We are externally managed and advised by FIDAC, an investment advisor registered with the Securities and Exchange Commission.  Our Manager is a fixed-income investment management company specializing in managing fixed income investments in (i) Agency RMBS, (ii) non-Agency RMBS, including investment grade and non-investment grade classes, which are typically pass-through certificates created by a securitization of a pool of mortgage loans that are collateralized by residential real properties and (iii) collateralized debt obligations, or CDOs.  Our Manager also has experience in managing and structuring debt financing associated with these asset classes.  Our Manager commenced active investment management operations in 1994.

Our Manager is responsible for administering our business activities and day-to-day operations pursuant to a management agreement with us.  All of our officers are employees of our Manager or its affiliates.  Our Chief Executive Officer, President and Director, Kevin Riordan, is a Managing Director of Annaly and FIDAC and has approximately 30 years of experience in evaluating, acquiring and managing a wide range of commercial real estate-related assets, including CMBS and commercial real estate loans, and managing third-party origination and servicing programs, including as a Group Managing Director at Teachers Insurance and Annuity Association-College Retirement Equities Fund, or TIAA-CREF.  Our Manager has well-respected and established portfolio management resources for each of our targeted asset classes and a sophisticated infrastructure supporting those resources, including professionals focusing on residential and commercial mortgage loans, RMBS, CMBS and other asset-backed securities.  We also benefit from our Manager’s finance and administration functions, which address legal, compliance, investor relations, and operational matters, including portfolio management, trade allocation and execution, securities valuation, risk management and information technology in connection with the performance of its duties.

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

Our targeted asset classes and the principal assets we expect to acquire are as follows:

Asset Class	Principal Assets

Commercial Real Estate Loans	First mortgage loans that are secured by commercial and multifamily properties Subordinated mortgage loans or “B-Notes” Mezzanine loans Construction loans

Commercial Mortgage-Backed Securities, or CMBS	CMBS rated AAA through BBB CMBS that are rated below investment grade or are non-rated

Other Commercial Real Estate Assets	Commercial real property Preferred equity investments Debt and equity tranches of CRE CDOs Loans to real estate companies including REITs and REOCs Commercial real estate securities

Agency RMBS
Single-family residential mortgage pass-through certificates representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal are guaranteed by a U.S. Government agency or federally chartered corporation

Since we commenced operations in September 2009, we have focused our investing activities on acquiring CMBS and commercial real estate loans that generate stable cash flows and provide long term, attractive risk-adjusted returns to our investors. Sources for our investments include a variety of originators, such as investment banks and insurance companies. We have also acquired investments in the secondary market through either competitive bids or negotiated transactions. We also co-invested with third parties to diversify our portfolio.  Our investment portfolio at December 31, 2010 was weighted toward CMBS.  At December 31, 2010, approximately 51.5% of our investment portfolio was CMBS, 42.9% of our investment portfolio was commercial real estate loans and 5.6% of the investment portfolio was preferred equity interests.  There is no assurance that we will not allocate our portfolio in a different manner among our targeted assets from time to time. We may change our strategy and policies without a vote of our stockholders.

We have elected to be taxed as a REIT commencing with our taxable year ended December 31, 2009 and operate our business so as to be exempt from registration under the 1940 Act, and therefore are required to acquire a substantial majority of our assets in loans secured by mortgages on real estate and real estate-related assets.  Subject to maintaining our REIT qualification and our 1940 Act exemption, we do not have any limitations on the amounts we may acquire of any of our targeted asset classes.

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

Subordinated Mortgage Loans or “B-Notes” – These instruments include structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets.  A B-Note is typically created from a privately negotiated loan that is secured by a first mortgage on a single large commercial property or group of related properties and subordinated to an A-Note secured by the same first mortgage property or group.  The subordination of a B-Note typically is evidenced by an intercreditor agreement with the holder of the A-Note.  B notes are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding A-Note.  We may create subordinated mortgage loans by tranching our purchased first mortgage loans through syndication of our senior first mortgages, or buy such assets directly from third party originators.  We may originate B-Notes privately or purchase in the secondary market.

Purchasers of subordinated mortgage loans and B-Notes are compensated for the increased risk of such assets but still benefit from a lien on the related property. Investors’ rights are generally governed through participations and other agreements that, subject to certain limitations, provide the holders of subordinated positions of the mortgage loan with the ability to cure certain defaults and control certain decisions of holders of senior debt secured by the same property or properties.

Mezzanine Loans – These loans are secured by a pledge of the borrower’s equity ownership in the property. Unlike a mortgage, this loan does not represent a lien on the property.  Therefore it is always junior and subordinate to any first-lien as well as second liens, if applicable, on the property.  These loans are senior to any preferred equity or common equity interests.  Purchasers of mezzanine loans benefit from a right to foreclose on the ownership equity in a more efficient means than senior mortgage debt.  Also, investor rights are usually governed by intercreditor agreements that provide holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same property.  Mezzanine loans may also be syndicated in either a pari passu or senior/subordinated structure.

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

Other Commercial Real Estate-Related Assets

Commercial Real Property – We may make acquisitions in commercial real property to take advantage of attractive opportunities. In certain circumstances, our real estate debt investments may result in us owning commercial real property as a result of a loan workout and the exercise of our remedies under the mortgage documents.

Preferred Equity investments- A preferred equity investment is an equity investment in the entity that owns the underlying property.  Preferred equity is not secured by the underlying property, but holders have priority relative to common equity holders on cash flow distributions and proceeds from capital events. In addition, preferred equity holders may be able to enhance their position and protect their equity position with covenants that limit the entity’s activities and grant the holder the exclusive right to control the property after an event of default. Occasionally, the first mortgage on a property prohibits additional liens and a preferred equity structure provides an attractive financing alternative for us. With preferred equity investments, we may become a special limited partner or member in the entity and may be entitled to take certain actions, or cause liquidation, upon a default. Preferred equity typically is more highly leveraged, with last-dollar loan-to-value ratios at origination of 85% to more than 90%. We expect our preferred equity to have mandatory redemption dates (that is, maturity dates) that range from three years to five years, and we expect to hold these investments to maturity.

Commercial Real Estate Collateralized Debt Obligations – CRE CDOs are multiple class securities, or bonds, secured by pools of assets such as CMBS, B-Notes, mezzanine loans and REIT debt. In a CRE CDO, the assets are pledged to a trustee for the benefit of the bond certificate holders. Generally, principal payments are applied sequentially to the most senior tranche of the structure until the most senior class has been repaid. Losses and other shortfalls are borne by the most subordinate class which receives principal payments only after the more senior classes are fully repaid. However, these structures are also subject to further compliance tests pursuant to their respective indentures, the failure of which can also result in the redirection of cash flow to the most senior securities.

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

Agency RMBS

We may acquire Agency RMBS which are investments in pools of mortgage-backed securities which, although not rated, carry an implied “AAA” rating. Agency RMBS are mortgage-backed securities for which a government agency or federally chartered corporation, such as Freddie Mac, Fannie Mae, or Ginnie Mae, guarantees payments of principal or interest on the securities.

Asset Guidelines

Our board of directors has adopted a set of asset guidelines that set out the asset classes, risk tolerance levels, diversification requirements and other criteria used to evaluate the merits of specific assets as well as the overall portfolio composition.  Our Manager’s Investment Committee reviews our compliance with the asset guidelines at least quarterly and our board of directors receive an investment report at each quarter-end in conjunction with its review of our quarterly results.

Our board of directors also reviews our portfolio and related compliance with our policies and procedures and asset guidelines at each regularly scheduled board of directors meeting. Our board of directors and our Manager’s Investment Committee have adopted the following asset guidelines for our assets:

●	No investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;

●	No investment shall be made that would cause us to be regulated as an investment company under the 1940 Act;

●	Any assets we purchase will be in our targeted assets; and

●
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

Our Financing Strategy

We have financed our CMBS portfolio with non-recourse financings under the Term Asset-Backed Securities Loan Facility, or TALF, and based on market conditions we intend to utilize structural leverage through securitizations of commercial real estate loans or CMBS. We will consider using other non-recourse or recourse financing sources, invest in these assets on an unlevered basis or not invest in these asset classes.  With regard to securitizations, the leverage will depend on the market conditions for structuring such transactions.  We will seek to finance the acquisition of Agency RMBS using repurchase agreements with counterparties, which are recourse obligations.  We anticipate that leverage for Agency RMBS would be available to us, which would provide for a debt-to-equity ratio in the range of 2:1 to 4:1 but would likely not exceed 8:1.  Based on current market conditions, we expect to operate within the leverage levels described above in the near and long term.  We are not required to maintain any specific debt-to-equity ratio, as we believe the level of leverage will vary based on the particular asset class, the characteristics of the portfolio and market conditions.  We can provide no assurance that we will be able to obtain financing on favorable terms, or at all.

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

We intend to engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets.  The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic Taxable REIT Subsidiary, or TRS, that is fully subject to corporate income taxation.  Our interest rate management techniques may include:

●	puts and calls on securities or indices of securities;

●	Eurodollar futures contracts and options on such contracts;

●	interest rate caps, swaps and swaptions;

●	U.S. treasury securities and options on U.S. treasury securities; and

●	other similar transactions.

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

Management Agreement

We have entered into a management agreement with FIDAC, which provides for an initial term through December 31, 2013, with automatic one-year extension options and subject to certain termination rights. Under the management agreement, we paid FIDAC a management fee of 0.50% per annum from inception through September 22, 2010, and are obligated to pay FIDAC a management fee quarterly in arrears in an amount equal to 1.00% per annum from September 23, 2010 through March 22, 2011, and 1.50% per annum after March 22, 2011, calculated quarterly, of our stockholders’ equity. For purposes of calculating the management fee, our stockholders’ equity means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, and less any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between FIDAC and our independent directors and approved by a majority of our independent directors. The management fee will be reduced, but not below zero, by our proportionate share of any management fees FIDAC receives from any investment vehicle in which we invest, based on the percentage of equity we hold in such vehicle.

We are obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, we are required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC required for our operations.  These expenses will be allocated between FIDAC and us based on the ratio of our proportion of gross assets compared to all remaining gross assets managed by FIDAC as calculated at each quarter end.  We and FIDAC will modify this allocation methodology, subject to our board of directors’ approval if the allocation becomes inequitable (i.e., if we become very highly leveraged compared to FIDAC’s other funds and accounts).  FIDAC has waived its right to request reimbursement from us of these expenses until such time as it determines to rescind that waiver.  For the year ending December 31, 2010, our Manager earned management fees of $1.6 million.

Competition

A number of entities will compete with us to purchase the types of assets we plan to acquire.  Our net income will depend, in large part, on our ability to acquire assets at favorable spreads. In acquiring real estate-related assets, we will compete with other REITs, public and private funds, commercial and investment banks, commercial finance companies and other entities.  In addition, there are numerous mortgage REITs with similar asset acquisition objectives, including a number that have been recently formed, and others may be organized in the future. These other REITs will increase competition for the available supply of real estate-related assets suitable for purchase. Many of our anticipated competitors are substantially larger than we are, have considerably greater financial, technical, marketing and other resources and may have other advantages over us. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have objectives that overlap with ours, which may create competition for asset acquisition opportunities.  Some competitors may have a lower cost of funds and access to funding sources that are not available to us.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

In the face of this competition, we expect to have access our Manager’s professionals, brokers and other industry participants, including Principal Real Estate Investors, LLC, or Principal, which may provide us with a competitive advantage and help us assess investment risks and determine appropriate pricing for certain potential investments.  However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. Also, our competitive position may be impacted materially by certain conflicts between us and Annaly.  For additional information concerning these competitive risks, see “Risk Factors—Risks Related To Our Business.”

Available Information

Our investor relations website is www.crexusinvestment.com.  We make available on the website under "Financial Information/SEC filings," free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any other reports (including any amendments to such reports) as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information on our website, however, is not part of this Annual Report on Form 10-K.  All reports filed with the Securities and Exchange Commission may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330.  In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

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

We have no separate facilities and are completely reliant on our Manager.  We have no employees.  Our officers are also employees of our Manager, who has significant discretion as to the implementation of our asset and operating policies and strategies.  Accordingly, we depend on the diligence, skill and network of business contacts of the senior management of our Manager.  The senior management of our Manager evaluates, negotiates, structures, closes and monitors our assets; therefore, our success depends on their continued service.  The departure of any of the senior managers of our Manager could have a material adverse effect on our performance.  In addition, we can offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s principals and professionals.  Our management agreement with our Manager only extends until December 31, 2013.  If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.  Moreover, our Manager is not obligated to dedicate certain of its employees exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager’s employees are contractually dedicated to us under our management agreement with our Manager.  Each of Kevin Riordan, our Chief Executive Officer, President and Director, Jeffrey Conti, our Head of Commercial Underwriting, Robert Karner, our Head of Investments and Robert Restrick, our Head of Structured Products, currently devotes all of their time to our business, and Daniel Wickey, our Chief Financial Officer, currently devotes a substantial portion of his time to our business.

There are conflicts of interest in our relationships with third parties, which could hinder our ability to successfully execute our business plan.

There are also potential conflicts of interest that could arise out of our relationships with certain third parties.  Our counterparties may manage assets for themselves or other clients that participate in some or all of our targeted asset classes, and therefore our counterparties may compete directly with us for opportunities or may have other clients that do so.  As a result, we may compete with our counterparties or their other clients for opportunities and, as a result, we may either not be presented with certain opportunities or have to compete with such other clients to acquire these assets.  Further, at times when there are turbulent conditions in the mortgage markets or distress in the credit markets or other times when we will need focused support from our counterparties, other clients of our counterparties will likewise require greater focus and attention, placing our counterparties’ resources in high demand.  Employees of such counterparties may have conflicts between their duties to us through our Manager and their employer.  It is not expected that our counterparties will be required to devote a specific amount of time to our operations.  In such situations, we may not receive the level of support and assistance that we may need to successfully execute our business plan.

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

Our targeted asset classes are different from that of other entities that are or have been managed by our Manager.  In particular, entities managed by our Manager have not purchased commercial mortgage loans or structured commercial loan securitizations.  Accordingly, our Manager’s historical returns are not indicative of its performance for our strategy, and we can offer no assurance that our Manager will replicate the historical performance of the Manager’s professionals in their previous endeavors.  Our returns could be substantially lower than the returns achieved by our Manager’s professionals’ previous endeavors.

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

Kevin Riordan, Daniel Wickey, Jeffery Conti Robert Karner and Robert Restrick also serve as employees of our Manager.  In addition, certain of our directors are employees of our Manager.  Our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

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

We may change our strategy or asset guidelines, asset allocation, financing strategy or leverage policies at any time without the consent of our stockholders, which could result in our purchasing assets that are different from, and possibly riskier than, the assets described in this annual report or other reports we file from time to time.  A change in our strategy may increase our exposure to default risk, real estate market fluctuations and interest rate risk.  These changes could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

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

Our results of operations are materially affected by conditions in the mortgage and commercial real estate markets, the financial markets and the economy generally.  Continuing concerns about the declining real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward.  The mortgage market has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen.  The disruption in the mortgage market has an impact on new demand for homes, which has compressed the home ownership rates and weighs heavily on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies.  In addition, the commercial mortgage market has also begun to come under significant pressure, which has dramatically impacted the valuation of CMBS and commercial loans.  There is also a strong correlation between unemployment and commercial real estate vacancy rates.The further deterioration of the real estate market may cause us to experience losses related to our assets and we could sell assets at a loss.  Declines in the market values of our assets may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

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

For the past few years, the residential and commercial mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns.  Certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential and commercial mortgage market.  These losses have reduced financial industry capital, leading to reduced liquidity for some institutions.  These factors have impacted investor perception of the risk associated with CMBS and commercial mortgage loans which we may acquire.  As a result, values for CMBS and commercial mortgage loans in which we invest may experience volatility.  Further increased volatility and deterioration in the broader residential and commercial mortgage and CMBS and RMBS markets may adversely affect the performance and market value of our assets.

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

The commercial mortgage loans we acquire and the mortgage loans underlying our CMBS assets depends on the ability of the commercial property owner to generate net income from operating the property.  Failure to do so may result in delinquency and/or foreclosure.

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

●	tenant mix;

●	success of tenant businesses;

●	property management decisions;

●	property location, condition and design;

●	competition from comparable types of properties;

●	changes in laws that increase operating expenses or limit rents that may be charged;

●	changes in national, regional or local economic conditions or specific industry segments, including the credit and securitization markets;

●	declines in regional or local real estate values;

●	declines in regional or local rental or occupancy rates;

●	increases in interest rates, real estate tax rates and other operating expenses;

●	costs of remediation and liabilities associated with environmental conditions;

●	the potential for uninsured or underinsured property losses;

●	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

●	acts of God, terrorist attacks, social unrest and civil disturbances.

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

Because assets we acquire may experience periods of illiquidity, we may lose profits or be prevented from earning capital gains if we cannot sell mortgage-related assets at an opportune time.

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

The illiquidity of our assets in real estate loans and CMBS may make it difficult for us to sell such assets if the need or desire arises.  Many of the securities we purchase are not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain assets such as B Notes, mezzanine loans and bridge and other loans are also particularly illiquid assets due to their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default.  Moreover, turbulent market conditions, such as those recently in effect, could significantly and negatively impact the liquidity of our assets. It may be difficult or impossible to obtain third party pricing on the assets we purchase. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value.  In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets.  As a result, we expect many of our assets will be illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets.  Further, we may face other restrictions on our ability to liquidate an asset in a business entity to the extent that we or our Manager has or could be attributed with material, nonpublic information regarding such business entity.  As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

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

Our CMBS assets are subject to losses.

We have acquired and expect to continue to acquire CMBS. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by the holder of a mezzanine loan or B Note, if any, then by the “first loss” subordinated security holder generally, the “B-Piece” buyer, and then by the holder of a higher-rated security.  In the event of default and the exhaustion of any equity support, mezzanine loans or B Notes, and any classes of securities junior to those which we acquire, we will not be able to recover all of our capital in the securities we purchase.  In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities.  The prices of lower credit quality CMBS are generally less sensitive to interest rate changes than more highly rated CMBS, but more sensitive to adverse economic downturns or individual issuer developments.  The projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS because the ability of obligors of mortgages underlying CMBS to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

We may not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to the CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans will be held by a “directing certificate holder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of CMBS in such series (except in the case of TALF-financed CMBS, where TALF rules prohibit control by investors in a subordinate class once the principal balance of that class is reduced to less than 25% of its initial principal balance as a result of both actual realized losses and “appraisal reduction amounts”).  To the extent that we focus on acquiring classes of existing series of CMBS originally rated AAA, we will not have the right to appoint the directing certificate holder.  In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

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

Some of our assets may be rated by Moody’s Investors Service, Fitch Ratings, Standard &Poor’s, DBRS, Inc. or Realpoint LLC.  Any credit ratings on our assets are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant.  If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our assets in the future, the value of these assets could significantly decline, which would adversely affect the value of our portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

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

We own assets secured by real estate and may own real estate directly in the future, either through direct purchases or upon a default of mortgage loans.  Real estate assets are subject to various risks, including:

●	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

●	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

●	adverse changes in national and local economic and market conditions;

●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

●	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

●	the potential for uninsured or under-insured property losses.

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

Some of the risks of relying on analytical models and third-party data are particular to analyzing tranches from securitizations, such as CMBS or RMBS. These risks include, but are not limited to, the following: (i) collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors; (ii) information about collateral may be incorrect, incomplete, or misleading; (iii) collateral or bond historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); or (iv) collateral or bond information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.

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

We may to fund some of our acquisitions of commercial real estate loans and real estate-related securities with borrowings that have interest rates based on indices and repricing terms with shorter maturities than the interest rate indices and repricing terms of our adjustable-rate assets. Accordingly, if short-term interest rates increase, this may harm our profitability.

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

Interest rate caps on our adjustable-rate CMBS and RMBS may adversely affect our profitability.

Adjustable-rate CMBS and RMBS are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase over the life of the security. Our borrowings typically will not be subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps could limit the interest rates on our adjustable-rate CMBS and RMBS. This problem is magnified for hybrid adjustable-rate and adjustable-rate CMBS and RMBS that are not fully indexed. Further, some hybrid adjustable-rate and adjustable-rate CMBS and RMBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on hybrid adjustable-rate and adjustable-rate CMBS and RMBS than we need to pay interest on our related borrowings. These factors could reduce our net interest income and cause us to suffer a loss.

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

The conservatorship of Fannie Mae and Freddie Mac, their reliance upon the U.S. Government for solvency, and related efforts that may significantly affect Fannie Mae and Freddie Mac and their relationship with the U.S. Government, may adversely affect our business, operations and financial condition.

     Due to increased market concerns about Fannie Mae and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the U.S. Government, Congress passed the Housing and Economic Recovery Act of 2008, or the HERA.  Among other things, the HERA established the Federal Housing Finance Agency, or FHFA, which has broad regulatory powers over Fannie Mae and Freddie Mac.  On September 6, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities.  As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs their operations and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of their shareholders, directors and officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

      In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the Treasury and Fannie Mae and Freddie Mac have entered into Preferred Stock Purchase Agreements (or PSPAs) pursuant to which the Treasury has ensured that each of Fannie Mae and Freddie Mac maintains a positive net worth. On December 24, 2009, the Treasury amended the terms of the PSPAs to remove the $200 billion per institution limit established under the PSPAs until the end of 2012.  The Treasury also amended the PSPAs with respect to the requirements for Fannie Mae and Freddie Mac to reduce their portfolios.

      In addition, in 2008 the Federal Reserve established a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Bank and $500 billion in Agency mortgage-backed securities. These targets were increased in March 2009 to $200 billion and$1.25 trillion of Agency debentures and  Agency RMBS, respectively.  The Federal Reserve stated that its actions were intended to reduce the cost and increase the availability of credit for the purchase of houses, and were meant to support housing markets and foster improved conditions in financial markets more generally.  The Federal Reserve completed this program in March 2010.

      The problems faced by Fannie Mae and Freddie Mac resulting in their placement into federal conservatorship and receipt of significant U.S. Government support have sparked debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans and mortgage-backed securities.  With Fannie Mae’s and Freddie Mac’s future under debate, the nature of their guarantee obligations could be considerably limited relative to historical measurements.  Any changes to the nature of their guarantee obligations could redefine what constitutes a mortgage-backed security and could have broad adverse implications for the market and our business, operations and financial condition.  If Fannie Mae or Freddie Mac are eliminated, or their structures change radically (i.e., limitation or removal of the guarantee obligation), we may be unable to acquire agency mortgage-backed securities.  A reduction in the supply of mortgage-backed securities could negatively affect the pricing of mortgage-backed securities by reducing the spread between the interest we can earn on mortgage-backed securities and our cost of financing that portfolio.

      On February 11, 2011, the U.S Department of the Treasury (or Treasury) issued a White Paper titled “Reforming America's Housing Finance Market” (or the White Paper) that lays out, among other things, proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market.  In addition, the White Paper set forth three possible options for the long-term structure of housing finance.  Any such proposals and options, if enacted, may have broad adverse implications for the economy, the mortgage-backed securities market and our business, operations and financial condition.  We expect the White Paper to be the subject of significant discussion and it is not yet possible to determine whether or when such proposals or options may be enacted, what form any final legislation or policies might take and how other proposals, legislation or policies emanating from the White Paper may impact the mortgage-backed securities market and our business, operations and financial condition.  We are evaluating, and will continue to evaluate, the potential impact of White Paper.

      Although the Treasury previously committed capital to Fannie Mae and Freddie Mac through 2012, and in the White Paper the Treasury committed to providing sufficient capital to enable Fannie Mae and Freddie Mac to meet their current and future guarantee obligations, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations.  Furthermore, the current credit support provided by the Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from mortgage-backed securities, and tightening the spread between the interest we earn on our mortgage-backed securities and the cost of financing those assets.

Future policies that change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, including those that result in their winding down, nationalization, privatization, or elimination, may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac.  As a result, such policies could increase the risk of loss on investments in mortgage-backed securities guaranteed by Fannie Mae and/or Freddie Mac.  It also is possible that such policies could adversely impact the market for such securities and spreads at which they trade.  All of the foregoing could materially and adversely affect our business, operations and financial condition.

Risks Related To Our Business

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on our financial results.

We maintain financial reserves to protect against potential losses and conduct a review of the adequacy of these reserves on a quarterly basis.  Our reserves reflect management’s current judgment of the probability and severity of losses within our overall portfolio, based on this quarterly review.  However, estimation of ultimate loan losses, projected expenses and loss reserves is a complex process and there can be no assurance that management’s judgment will prove to be correct and that reserves will be adequate over time to protect against future losses.  Such losses could be caused by factors including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, co-venturers, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located.  If our reserves for credit losses prove inadequate we may suffer additional losses which would have a material adverse effect on our financial performance and results of operations.

We may suffer losses when a borrower defaults on a loan and the underlying collateral value is less than the amount due.

If a borrower defaults on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan.  If the underlying collateral value is less than the loan amount, we will suffer a loss.  Conversely, some of our loans that are unsecured or are secured only by equity interests in the borrowing entities.  These loans are subject to the risk that other lenders in the capital stock may be directly secured by the real estate assets of the borrower or may otherwise have a superior right to repayment.  Upon a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate.  In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the borrower before a default, and, as a result, the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.  In addition, the value of the underlying real estate may be adversely affected by some or all of the risks referenced above with respect to our owned real estate.

Some of our loans are backed by individual or corporate guarantees from borrowers or their affiliates which are not secured.  If the guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness.  Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged as collateral for other lenders.  There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees.  As a result of these factors, we may suffer additional losses which could have a material adverse effect on our financial performance.

Upon a borrower bankruptcy, we may not have full recourse to the assets of the borrower to satisfy our loan.  In addition, certain of our loans are subordinate to other debt of certain borrowers.  If a borrower defaults on our loan or on debt senior to our loan, or upon a borrower bankruptcy, our loan will be satisfied only after the senior debt receives payment.  Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings.  Bankruptcy and borrower litigation can significantly increase collection costs and the time needed for us to acquire title to the underlying collateral (if applicable), during which time the collateral and/or a borrower’s financial condition may decline in value, causing us to suffer additional losses.

If the value of collateral underlying a loan declines or interest rates increase during the term of a loan, a borrower may not be able to obtain the necessary funds to repay our loan at maturity through refinancing because the underlying property revenue cannot satisfy the debt service coverage requirements necessary to obtain new financing.  If a borrower is unable to repay our loan at maturity, we could suffer additional loss which may adversely impact our financial performance.

We are subject to additional risks associated with loan participations.

Some of our loans may be participation interests or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders.  We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings upon a default and the institution of, and control over, foreclosure proceedings.  Similarly, certain participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest.  We may be adversely affected by this lack of control.

Lease expirations, lease defaults and lease terminations may adversely affect our revenue.

Lease expirations and lease terminations may result in reduced revenues if the lease payments received from replacement tenants are less than the lease payments received from the expiring or terminating tenants.  In addition, lease defaults or lease terminations by one or more significant tenants or the failure of tenants under expiring leases to elect to renew their leases, could cause us to experience long periods of vacancy with no revenue from a facility and to incur substantial capital expenditures and/or lease concessions to obtain replacement tenants.

We operate in a highly competitive market for asset acquisition opportunities and more established competitors may be able to compete more effectively for asset acquisition opportunities than we can.

A number of entities compete with us to purchase the types of assets that we acquire.  We compete with other REITs, public and private funds, commercial and investment banks and commercial finance companies, including some of the third parties with which we expect to have relationships.  Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do.  Several other REITs have recently raised, or may raise, significant amounts of capital, and may have objectives that overlap with ours, which may create competition for asset acquisition opportunities.  Some competitors may have a lower cost of funds and access to funding sources that are not available to us.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of asset acquisitions and establish more relationships than us.  We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.  Also, as a result of this competition, we may not be able to take advantage of attractive asset acquisition opportunities from time to time, and we can offer no assurance that we will be able to identify and purchase assets that are consistent with our objectives.

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

We expect certain of our subsidiaries to rely on Section 3(c)(7) for their 1940 Act exemption and, therefore our interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether we pass the 40% test.

Additionally, we may organize one or more subsidiaries that seek to rely on the 1940 Act exemption provided to certain structured financing vehicles by Rule 3a-7.  In general, Rule 3a-7 exempts from the 1940 Act issuers that limit their activities as follows:

●	the issuer issues securities the payment of which depends primarily on the cash flow from “eligible assets” that by their terms convert into cash within a finite time period;

●
the securities sold are fixed income securities rated investment grade by at least one rating agency (fixed income securities which are unrated or rated below investment grade may be sold to institutional accredited investors and any securities may be sold to “qualified institutional buyers” and to persons involved in the organization or operation of the issuer);

●
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

●
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

Compliance with proposed and recently enacted changes in securities laws and regulations increases our costs.

The Sarbanes-Oxley Act of 2002 and rules and regulations promulgated by the SEC and the New York Stock Exchange have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices.  We believe that these rules and regulations will make it more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  These rules and regulations could also make it more difficult for us to attract and retain qualified members of management and our board of directors, particularly to serve on our audit committee.

The Dodd-Frank Act contains many regulatory changes and calls for future rulemaking that may affect our business, including, but not limited to  resolutions involving derivatives, risk-retention in securitizations and short-term financings.  We are evaluating, and will continue to evaluate the potential impact of regulatory change under the Dodd-Frank Act.

Risks Related to U.S. Government Programs

There can be no assurance that the actions of the U.S. Congress, the Federal Reserve, U.S. Treasury and other governmental and regulatory bodies for the purpose of stabilizing the financial markets and increasing credit availability, or market response to those actions, will achieve the intended effect, or that our business will benefit from these actions, and further government or market developments may materially and adversely impact us.

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

Our ability to transfer any assets we purchased using TALF funding, to the extent available to us, is restricted.

Our assets purchased using TALF funding are pledged to the FRBNY as collateral for the TALF loans.  If we sell or transfer any of these assets, we must either repay the related TALF loan or obtain the consent of the FRBNY to assign our obligations under the related TALF loan to the assignee, and the assignee must satisfy the criteria as an eligible borrower under TALF.  The FRBNY in its discretion may restrict or prevent us from assigning our loan obligations to a third-party, including a third-party that meets the criteria of an eligible borrower. In addition, the FRBNY will not consent to any assignments after the termination date for making new loans.  The FRBNY TALF programs ran to June 30, 2010, for newly-issued CMBS, and to March 31, 2010, for all other TALF-eligible collateral.

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

To participate in the TALF, we have executed a customer agreement with a primary dealer authorizing it, among other things, to act as our agent under TALF and to act on our behalf under the agreement with the FRBNY and with The Bank of New York Mellon as administrator and as the FRBNY’s custodian of the collateral.  Under this agreement, we are required to represent to the primary dealer and to the FRBNY that, among other things, we are an eligible borrower, that all of our investors are eligible borrowers and that, based on our review of the disclosure documents relating to the collateral, the collateral that we pledge meets the TALF eligibility criteria.  We also must make representations relating to the arms-length nature of our purchase of legacy CMBS and secondary market nature of the transaction.  The FRBNY has full recourse to us for repayment of the loan for any breach of these representations.  In addition, we may be required to pay to our primary dealer fees under the customer agreement, and we will be required to indemnify our primary dealers for certain breaches under the customer agreements and to indemnify the FRBNY and its custodian for certain breaches under the agreement with the FRBNY.  Payments made to satisfy such full recourse requirements and indemnities could have a material adverse effect on our net income and our distributions to our stockholders.

Our access to sources of financing may be limited and thus our ability to maximize our returns may be adversely affected.

If and to the extent available in the future, our financing sources may include borrowings in the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. Our access to sources of financing will depend upon a number of factors over which we have little or no control, including:

●	general market conditions;

●	the market’s view of the quality of our assets;

●	the market’s perception of our growth potential;

●	our eligibility to participate in and access capital from programs established by the U.S. Government;

●	our current and potential future earnings and cash distributions; and

●	the market price of the shares of our capital stock.

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

●
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

●	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;

●
we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, shareholder distributions or other purposes; and

●	we are not able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.

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

We may utilize non-recourse long-term securitizations of our assets in mortgage loans, especially loan originations, when they are available. Prior to any such financing, we may seek to finance assets with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets to maximize the efficiency of a securitization. We also would bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets for a securitization.  In addition, conditions in the capital markets, including the recent unprecedented volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets.  While we would intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any assets included in such securitizations, our inability to enter into such securitizations would increase our overall exposure to risks associated with direct ownership of such assets, including the risk of default.  Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our assets on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

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

In a securitization structure, we would convey a pool of assets to a special purpose vehicle, the issuing entity, and the issuing entity would issue one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes would be secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we would receive the cash proceeds of the sale of non-recourse notes and a 100% interest in the equity of the issuing entity. The securitization of our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market or be able to do so at favorable rates. The inability to securitize our portfolio could hurt our performance and our ability to grow our business.

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

Subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and liabilities incurred and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

●	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

●	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

●	due to a credit loss, the duration of the hedge may not match the duration of the related liability;

●
the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Internal Revenue Code or that are done through a TRS) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

●	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

●	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations.  Some of the factors that could negatively affect our share price include:

●	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;

●	actual or perceived conflicts of interest with our Manager and individuals, including our executives;

●	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

●	actual or anticipated accounting problems;

●	publication of research reports about us or the real estate industry;

●	changes in market valuations of similar companies;

●	adverse market reaction to any increased indebtedness we incur in the future;

●	additions to or departures of our Manager’s or Annaly’s key personnel;

●	actions by stockholders;

●	speculation in the press or investment community;

●	our failure to meet, or the lowering of, our earnings’ estimates or those of any securities analysts;

●
increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock, if we have begun to make distributions to our stockholders, and would result in increased interest expenses on our debt;

●	failure to maintain our REIT qualification or exemption from the 1940 Act;

●	price and volume fluctuations in the stock market generally; and

●	general market and economic conditions, including the current state of the credit and capital markets.

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

We intend to make distributions on a quarterly basis out of assets legally available therefore to our stockholders in amounts such that all or substantially all of our REIT taxable income in each year is distributed.  We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this annual report.  All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and other factors as our board of directors may deem relevant from time to time.  Among the factors that could adversely affect our results of operations and impair our ability to pay distributions to our stockholders are:

●	the profitability of the assets we purchase:

●	our ability to make profitable asset acquisitions;

●	margin calls or other expenses that reduce our cash flow;

●	defaults in our asset portfolio or decreases in the value of our portfolio; and

●	the fact that anticipated operating expense levels may not provide accurate, as actual results may vary from estimates.

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

●
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

●
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

●
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

●
Business Combinations.  Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder.  These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities.  An interested stockholder is defined as:

●	any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or

●
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

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which such person otherwise would have become an interested stockholder.  However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.  After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

●	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

●
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

●
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

●
Our charter and bylaws contain other possible anti-takeover provisions.  Our charter and bylaws contain other provisions that may have the effect of delaying, deferring or preventing a change in control of us or the removal of existing directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price.

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

●	actual receipt of an improper benefit or profit in money, property or services; or

●
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

To qualify as a REIT, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans, CMBS and RMBS.  The remainder of our investment in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.  In addition, in general, no more than 5% of the value of our assets (other than government securities and qualifying real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs.  If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT status and suffering adverse tax consequences.  As a result, we may be required to liquidate from our portfolio otherwise attractive investments.  These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

If we have borrowings with two or more maturities and, (1) those borrowings are secured by mortgages, CMBS or RMBS and (2) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages, CMBS or RMBS to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code.  If any part of our investments were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, but a portion of the taxable income we recognize may, under regulations to be issued by the Treasury Department, be characterized as “excess inclusion” income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

●	not be allowed to be offset by a stockholder’s net operating losses;

●	be subject to a tax as unrelated business income if a stockholder were a tax-exempt stockholder;

●
be subject to the application of U.S. federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

●
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

To qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain.  To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income.  In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

●	85% of our REIT ordinary income for that year;

●	95% of our REIT capital gain net income for that year; and

●	any undistributed taxable income from prior years.

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

Our ownership of and relationship with any TRS which we may form or acquire will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

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

Any domestic TRS that we form would pay federal, state and local income tax on its taxable income, and its after-tax net income would be available for distribution to us but would not be required to be distributed to us.  We anticipate that the aggregate value of the TRS stock and securities owned by us will be less than 25% of the value of our total assets (including the TRS stock and securities).  Furthermore, we will monitor the value of our investments in our TRSs to ensure compliance with the rule that no more than 25% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter).  In addition, we will scrutinize all of our transactions with taxable REIT subsidiaries to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above.  There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above.

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

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our assets and related borrowings.  Our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income.  As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS.  This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

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

We may acquire CMBS or RMBS in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectibility rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. Payments on CMBS or RMBS are ordinarily made monthly, and consequently accrued market discount generally will have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

Similarly, some of the CMBS or RMBS that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such CMBS or RMBS will be made. If such CMBS or RMBS turns out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectibility is probable and we may not be able to benefit from any such loss deduction.

Finally, if any debt instruments, CMBS or RMBS acquired by us are delinquent as to mandatory principal and interest payments, or if payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectibility. Similarly, we may be required to accrue interest income with respect to subordinate CMBS or RMBS at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

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

Item 4.      (Removed and Reserved)

Part II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the New York Stock Exchange under the trading symbol "CXS" on September 17, 2009.  As of February 18, 2011, we had 18,120,112 shares of common stock issued and outstanding which were held by approximately 2,158 beneficial holders. The following table sets forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

		Stock Prices
	High	Low	Close
Quarter Ended December 31, 2010	$13.22	$12.02	$13.10
Quarter Ended September 30, 2010	$12.89	$11.75	$12.03
Quarter Ended June 30, 2010	$13.82	$12.13	$12.43
Quarter Ended March 31, 2010	$14.26	$13.20	$13.37
Quarter Ended December 31, 2009	$14.51	$13.13	$13.96
For the period of September 17, 2009 through September 30, 2009	$14.63	$14.26	$14.30

Common Dividends Declared Per Share

Quarter Ended December 31, 2010	$ 0.22
Quarter Ended September 30, 2010	$ 0.17
Quarter Ended June 30, 2010	$ 0.12
Quarter Ended March 31, 2010	$ 0.07

We pay quarterly dividends and distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments).  This enables us to qualify for the tax benefits accorded to REIT under the Code.   We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption “Risk Factors.”  All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite 500 Stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT Index, an industry index of mortgage REITs.  The comparison is for the period from September 17, 2009 to December 31, 2010 and assumes the reinvestment of dividends.  The graph and table assume that $100 invested in our common stock and the two other indices on September 17, 2009.  Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

	9/17/2009	12/31/2009	12/31/2010
CreXus	100.0	95.4	93.5

S&P 500 Index	100.0	105.2	120.8

BBG REIT Index	100.0	98.9	120.2

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

The following table provides information as of December 31, 2010 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Plan Category
Equity Compensation Plans
Approved by Stockholders	-	$-	194,002
Equity Compensation Plans Not
Approved by Stockholders	-	$-	-
Total	-	$-	194,002

__________
(1)	We have issued 9,000 shares of common stock to our independent directors under our equity incentive plan.

Item 6.      Selected Financial Data

The following selected financial data are derived from our audited financial statements for the year ended December 31, 2010 and the period from September 22, 2009 (commencement of operations) through December 31, 2009. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

Consolidated Statement of Financial Condition Highlights
(dollars in thousands, except per share data)

	As of December 31, 2010	As of December 31, 2009
Commercial mortgage backed securities	$224,112	$30,913
Commercial mortgage loans, mezzanine loans and preferred equity held for investment	188,869	39,998
Total assets	448,435	284,307
Secured financing agreements	172,837	25,579
Total liabilities	180,400	28,480
Shareholders' equity	268,035	255,827
Book value per share	14.79	14.12
Numbers of shares outstanding	18,120,112	18,120,112

 Consolidated Statement of Operations Highlights
(dollars in thousands, except per share data)

	For the year ending December 31, 2010	For the period from September 22, 2009 through December 31, 2009
Net interest income	$15,453	$299
Net gain/(loss)	11,886	(1,009)
Gain/(loss) per share-basic and diluted	0.66	(0.06)
Dividends declared per share (1)	0.58	-

(1) For applicable period as reported in our earnings announcements.

	Other Data
	For the year ended December 31, 2010	For the period from September 22, 2009 through December 31, 2009 (1)
	(dollars in thousands, except percentages)

Average total assets	$423,549	$271,978
Average investment securities	290,150	63,441
Average borrowings	173,341	25,579
Average equity	263,029	256,745
Yield on average interest earning assets	7.13%	10.16%
Cost of funds on average interest
bearing liabilities	3.05%	3.60%
Interest rate spread	4.08%	6.56%
Net interest margin (net interest income/
average interest earning assets)	3.80%	8.71%
G&A and management fee expense as
percentage of average total assets	0.93%	1.74%
G&A and management fee expense as
percentage of average total equity	1.51%	1.84%
Return on average interest earning assets	5.09%	(5.74%)
Return on average equity	4.53%	(1.42%)

(1) Data for 2009 period is annualized.

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

Executive Summary

We are a specialty finance company that acquires, manages, and finances, directly or through our subsidiaries, commercial mortgage loans and other commercial real estate debt, commercial mortgage-backed securities, or CMBS, and other commercial real estate-related assets.  We expect that the commercial real estate loans we acquire will be fixed and floating rate first mortgage loans secured by commercial properties.  We may also acquire subordinated commercial mortgage loans and mezzanine loans.  We intend to acquire CMBS which are rated AAA through BBB as well as CMBS that are below investment grade or are non-rated.  The other commercial real estate-related securities and other commercial real estate asset classes will consist of commercial real property, debt and equity tranches of commercial real estate collateralized debt obligations, or CRE CDOs, loans to real estate companies including real estate investment trusts, or REITs, and real estate operating companies, or REOCs, commercial real estate securities and commercial real property.  In addition, we expect to acquire residential mortgage-backed securities, or RMBS, for which a U.S. Government agency such as the Government National Mortgage Association, or Ginnie Mae, or a federally chartered corporation such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, guarantees payments of principal and interest on the securities.  We refer to these securities as Agency RMBS.  We refer to Ginnie Mae, Fannie Mae, and Freddie Mac collectively as the Agencies.

We are externally managed by Fixed Income Discount Advisory Company, which we refer to as FIDAC or our Manager.

We qualified to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending on December 31, 2009.  Our targeted asset classes and the principal investments we expect to make in each are as follows:

•	Commercial real estate loans, consisting of:

o	First mortgage loans that are secured by commercial and multifamily properties

o	Subordinated mortgage loans or “B-Notes”

o	Mezzanine loans

o	Construction loans

•	Commercial Mortgage-Backed Securities, or CMBS, consisting of:

o	CMBS rated AAA through BBB

o	CMBS that are rated below investment grade or are non-rated

•	Other Commercial Real Estate Assets, consisting of:

o	Commercial property

o	Preferred equity investments

o	Debt and equity tranches of CRE CDOs

o	Loans to real estate companies including REITs and REOCs

o	Commercial real estate securities

•	Agency RMBS:

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

Since we commenced operations in September 2009, we have focused our investing activities on acquiring CMBS and commercial real estate loans that generate stable cash flows and provide long term, attractive risk-adjusted returns to our investors. Sources for our investments include a variety of originators, such as investment banks and insurance companies. We have also acquired investments in the secondary market through either competitive bids or negotiated transactions. We also co-invested with third parties to diversify our portfolio.

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

We have financed our current CMBS portfolio with non-recourse financings under the Term Asset-Backed Securities Loan Facility, or the TALF.  Based on market conditions, we intend to utilize structural leverage through securitizations of commercial real estate loans or CMBS. With regard to leverage available under the TALF, the maximum level of allowable leverage under currently announced CMBS programs would be 6.7:1.  With regard to securitizations, the leverage will depend on the market conditions for structuring such transactions. We will seek to finance the acquisition of Agency RMBS using repurchase agreements with counterparties, which are recourse. We anticipate that leverage for Agency RMBS would be available to us, which we expect would allow for debt-to-equity ratio in the range of 2:1 to 4:1 but would likely not exceed 8:1. Based on current market conditions, we expect to operate within the leverage levels described above in the near and long term. We are not required to maintain any specific debt-to-equity ratio, as we believe the level of leverage will vary based on the particular asset class, the characteristics of the portfolio and market conditions. We can provide no assurance that we will be able to obtain financing as described herein.

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

Current Environment

We believe that the current market environment presents a compelling opportunity to achieve attractive risk adjusted returns in commercial real estate investments.  We estimate that from 2011 to 2015, over  $1 trillion of commercial real estate loans are scheduled to mature and that markets are likely to face a void of several hundred billion dollars over this period that must be filled by new mortgage lenders since the supply of debt from traditional lending sources is anticipated to be less than the volume necessary to refinance maturing real estate loans.  The volume of issuances of newly created CMBS dropped from $230 billion in 2007 to $2.7 billion in 2009 and was recorded at $11.6 billion for year-to-date through December 2010.  This decline has had a concomitant impact on the supply of capital for new commercial mortgage lending since the net proceeds from newly created CMBS issuances are applied to purchase commercial mortgage loans from loan originators.

Factors Impacting our Operating Results

In addition to the prevailing market conditions, we expect that the results of our operations will be affected by a number of factors and will primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial mortgage loans, commercial real estate debt, CMBS and other financial assets in the marketplace. Our net interest income includes the actual payments we receive and is also impacted by the amortization of purchase premiums and accretion of purchase discounts. Our net interest income varies over time, primarily as a result of changes in interest rates, and, to the extent we invest in RMBS, prepayment rates as measured by the Constant Prepayment Rate, or CPR, on our RMBS assets. Interest rates and prepayment rates vary according to the type of asset, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans are held directly by us or are included in our CMBS.

Change in Fair Value of our Assets. It is our business strategy to hold our targeted assets as long-term investments. As such, we expect that the majority of our assets will be carried at their fair value, as available-for-sale securities in accordance with ASC 320,  Investments in Debt and Equity Securities, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings. As a result, we do not expect that changes in the fair value of the assets will normally impact our operating results. At least on a quarterly basis, however, we will assess both our ability and intent to continue to hold such assets as long-term investments. As part of this process, we will monitor our targeted assets for other-than-temporary impairment, or OTTI. A change in our ability or intent to continue to hold any of our investment securities or a change in our expectation of recovering the entire amortized cost basis could result in our recognizing an impairment charge or realizing losses upon the sale of such securities.

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

Changes in Market Interest Rates. With respect to our business operations, increases in interest rates, in general, may over time cause:

•	the interest expense associated with our borrowings to increase;

•	the value of our mortgage loans, CMBS and any RMBS we may acquire to decline;

•	coupons on our adjustable-rate mortgage loans, CMBS and any RMBS we may acquire to reset, although on a delayed basis, to higher interest rates;

•
to the extent applicable under the terms of our investments, prepayments on our mortgage loan portfolio and any RMBS we may acquire to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; and

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase.

Conversely, decreases in interest rates, in general, may over time cause:

•	the interest expense associated with our borrowings to decrease;

•	the value of our mortgage loan , CMBS and any RMBS we may acquire to increase;

•	coupons on our adjustable-rate mortgage loans, CMBS and any RMBS we may acquire to reset, although on a delayed basis, to lower interest rates

•
to the extent applicable under the terms of our investments, prepayments on our mortgage loans, and any RMBS we may acquire to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts;

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease; and

Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  These accounting principles may require us to make some complex and subjective decisions and assessments.  Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses.  We believe that all of the decisions and assessments upon which our consolidated financial statements are based will be reasonable at the time made and based upon information available to us at that time.  The following are or will be our most critical accounting policies:

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

FIDAC determines the value of our securities on a quarterly basis using third party pricing models and its proprietary models.  FIDAC receives independent dealer quotes for each of its securities, and compares these quotes to evaluate the reasonableness of the FIDAC determined values.  Any changes to the valuation methodology will be reviewed by management to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, we will continue to refine our valuation methodologies. The methods used by us may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We will use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

Loan Impairment

Loans held for investment are valued quarterly to determine if an impairment exists. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance will be created with a corresponding charge to the provision for losses.  An allowance for each loan is maintained at a level believed adequate by management to absorb probable losses. We may elect to sell a loan held for investment due to adverse changes in credit fundamentals. Once the determination has been made by us that we will no longer hold the loan for investment, we will account for the loan at the lower of amortized cost or estimated fair value. The reclassification of the loan and recognition of impairments could adversely affect our reported earnings.

Impairment of Securities

Securities are valued quarterly to determine if OTTI exists. Impairment occurs when the fair value of the investment is less than its amortized cost basis. The securities are evaluated based on the intent to sell the security or if it is more likely than not that we will be required to sell the debt security before its anticipated recovery. If the intention is not to sell (and we are not required to sell), the credit loss, if any, will be recognized in the statement of earnings and the balance of impairment related to other factors recognized in Other Comprehensive Income, or OCI.  Credit loss is determined by comparing the difference between the present value of cash flows expected to be collected and the amortized cost basis.  If the intention is to sell the security (or we are required to sell) before its anticipated recovery, the full OTTI will be recognized in the statement of earnings. The recognition of impairments could adversely affect our reported earnings.

Classifications of Investment Securities

We expect our assets to consist primarily of commercial real estate debt instruments, CMBS and Agency RMBS that we will classify as either available-for-sale or held-to-maturity.  As such, our assets are classified as available-for-sale will be carried at their fair value in accordance with ASC 320, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings.  Assets held for investment will be stated at their amortized cost, net of deferred fees and costs with income recognized using the effective interest method.  When the estimated fair value of an available-for-sale security is less than amortized cost, we will consider whether there is OTTI in the value of the security. Unrealized losses on securities considered to be other-than-temporary will be recognized in earnings. The determination of whether a security is other-than-temporarily impaired will involve judgments and assumptions based on subjective and objective factors.  Consideration will be given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security and (iii) our intent to sell our investment in the security, or whether it is more likely than not we will be required to sell the security before its anticipated recovery in fair value. Investments with unrealized losses will not be considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investments.

Investment Consolidation

When acquiring assets, we evaluate the underlying entity that issued the securities we intend to acquire, or to which we will make a loan to determine the appropriate accounting. We refer, initially, to guidance in ASC 860-Transfers and Servicing and ASC 810, Consolidation, in performing our analysis. ASC 810 addresses consolidation of certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. An entity is subject to consolidation analysis under this guidance if it is determined that the entity is a Variable Interest Entity, or VIE.  In a VIE, the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns proportional to their ownership.  Variable interest entities within the scope of this guidance are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE has a controlling interest in the VIE.  The assessment of controlling interest shall consider the VIEs purpose and design.  A controlling interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the VIEs economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE and/or the right to receive benefits from the VIE that could potentially be significant to the VIE.  The exemption for a Qualifying Special Purpose Entity or QSPE was eliminated by the January 1, 2010 update to this guidance and implemented ongoing analysis to assess the primary beneficiary.  Currently, this guidance has no material effect on our consolidated financial statements as we hold no interest in any QSPE’s or VIE’s at this time.

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

When the fair value of an available-for-sale security is less than its amortized cost for an extended period, we will consider whether there is OTTI in the value of the security. If, based on our analysis, a credit portion of  OTTI exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings as if the loss had been realized in the period of OTTI.  The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

We will consider the following factors when determining OTTI for a security or investment:

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

Income Taxes

We have elected and are qualified to be taxed as a REIT beginning with our taxable year ending on December 31, 2009. Accordingly, we will generally not be subject to U.S. federal income tax (or applicable state or local taxes) to the extent that we make qualifying distributions to our stockholders, and provided we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax (and applicable state and local taxes) and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to our stockholders.

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

Investment Activities

At December 31, 2010, our investment portfolio consisted of $413.0 million of securities and loans.

The following table summarizes certain characteristics of our portfolio at December 31, 2010 and the period commencing September 22, 2009 through December 31, 2009:

	Year ended December 31, 2010	For the period commencing September 22, 2009 through December 31, 2009
	(dollars in thousands)
Investment portfolio at period-end	$412,981	$70,911
Interest bearing liabilities at period-end	172,837	25,579
Leverage at period-end (Debt:Equity)	0.6:1	0.1:1
Fixed-rate investments as percentage of portfolio	94%	100%
Adjustable rate investments as percentage of portfolio	6%	0%
Fixed-rate investments
Commercial mortgage-backed securities as percentage of fixed-rate assets	55%	45%
Commercial mortgage loans as percentage of fixed-rate assets	40%	55%
Commercial preferred equity as percentage of fixed-rate assets	5%	0%
Adjustable rate investments
Commercial mortgage loans as percentage of adjustable-rate assets	100.00%	0.00%
Weighted average yield on interest earning assets at period-end	7.75%	9.67%
Weighted average cost of funds at period-end	3.60%	3.62%

Commercial Mortgage-Backed Securities

The table below summarizes our CMBS investments at December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
	(dollars in thousands)
Amortized cost	$213,637	$31,286
Unrealized gains	10,475	-
Unrealized losses	-	(373)

Fair value	$224,112	$30,913

As of December 31, 2010 the CMBS in our portfolio were purchased at a net premium to their par value and our CMBS had a weighted average amortized cost of 101.3 compared to a net discount to their par value  and a weighted average amortized cost of 96.8 at December 31, 2009.

The overall statistics for our CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of December 31, 2010 and the period ended December 31, 2009 are as follows:

	December 31, 2010	December 31, 2009

Credit Ratings (1)	AAA	AAA
Coupon	5.37%	5.81%
Yield	5.12%	6.50%
Weighted Average Life	4.3 years	6.3 years
(1) Ratings per Fitch, Moody’s or S&P.

December 31, 2010
Geographic Break Down 5% or Greater
Property
Type	Percentage	State	Percentage	Vintage	Percentage
Office	33.9%	NY	14.1%	2006	77.0%
Retail	30.1%	CA	11.9%	2005	16.9%
Multifamily	7.3%	TX	6.9%	2004	6.1%
Industrial	4.9%	FL	6.7%		100.0%
Hospitality	5.3%	MA	5.6%
Other	18.5%	Other	54.8%
Total	100.0%	Total	100.0%

December 31, 2009
Geographic Break Down 5% or Greater
Property
Type	Percentage	State	Percentage	Vintage	Percentage
Office	35.1%	DC	14.2%	2006	100.0%
Retail	20.1%	CA	7.3%
Multifamily	10.4%	NY	6.3%
Industrial	14.2%	WI	5.7%
Other	20.2%	Other	66.5%

Total	100.0%	Total	100.0%

Commercial Mortgage Loans

The following tables present certain characteristics of our commercial mortgage loan portfolio as of December 31, 2010 and December 31, 2009.

	December 31, 2010	December 31, 2009
	(dollars in thousands)
Original loan balance	$198,417	$40,000
Unpaid principal balance	$198,210	$40,000
Weighted average coupon rate on loans	9.1%	12.2%
Weighted average original term (years)	5	10
Weighted average remaining term (years)	5	10

December 31, 2010

Geographic Distribution	Remaing Balance		Property
Top 5 States	(dollars in thousands)	% of Loans	Count
Illinois	$66,449	33.5%	5
Texas	32,099	16.2%	4
California	30,240	15.3%	5
Pennsylvania	25,311	12.8%	4
Colorado	18,951	9.6%	2

December 31, 2009

Geographic Distribution	Remaing Balance		Property
Top 5 States	(dollars in thousands)	% of Loans	Count
California	$8,600	13.1%	4
Texas	7,296	12.1%	3
South Carolina	2,815	7.5%	6
Arizona	2,464	7.0%	2
Pennslyvania	1,670	5.8%	3

Secured Financing Facilities

We have received loans under the Federal Reserve Bank of New York Term Asset-backed securities Loan Facilities, or TALF. The TALF loans are non-recourse, bear a fixed interest rate and mature five years from the loan closing date. The loans are collateralized by our CMBS investments, which is held in a Master TALF Collateral Account and is under the control of the lender until the loans are satisfied. As of December 31, 2010, the amounts outstanding under the TALF facility were approximately $172.8 million as compared to $25.6 million as of December 31, 2009.  The following tables show our TALF borrowings and the CMBS fair values for the year ending December 31, 2010 and the period ending December 31, 2009:

As of December 31, 2010
	TALF Borrowing	CMBS
	Amounts	Fair Values
	(dollars in thousands)
March 26, 2010, TALF loans, fixed rate 3.63%, mature March 2015	$76,118	$99,082
February 25, 2010, TALF loans, fixed rate 3.69%, mature February 2015	$29,868	$38,122
February 25, 2010, TALF loans, fixed rate 2.74%, mature February 2013	$10,995	$13,271
January 28, 2010, TALF loans, fixed rate 3.73%, mature January 2015	$30,282	$38,895
December 22, 2009, TALF loans, fixed rate 3.62%, mature December 2014	$25,574	$34,742

Total	$172,837	$224,112

As of December 31, 2009
	TALF Borrowing	CMBS
	Amount	Fair Value
	(dollars in thousands)
December 22, 2009, TALF loans, fixed rate 3.62%, mature December 2014	$25,579	$30,913

Principal repayments are due on the TALF financing when principal is collected on the underlying CMBS securities, which can be paid off earlier or later than expected based on certain market factors including asset sales or loan defaults. As of December 31, 2010, the Manager has no anticipation of early principal repayments or loan defaults of the underlying CMBS. The following table represents our five-year principal repayments schedule for the TALF secured financing assuming no early prepayments or defaults of the underlying CMBS assets.

	Secured Financing Carrying Value
	December 31, 2010	December 31, 2009
	(dollars in thousands)
2010	$-	$-
2011	-	-
2012	-	-
2013	10,995	-
2014	25,574	25,579
2015 and thereafter	136,268	-
Total	$172,837	$25,579

Results of Operations

Net Income (Loss) Summary

Our net income for the year ended December 31, 2010 was $11.9 million, or $0.66 per share compared to a net loss of $1.0 million or $0.06 per share for the period ended December 31, 2009. We attribute the increase in net income in 2010 to the purchase of income producing assets from the proceeds from our initial public offering.  The table below presents the net loss summary for the year ended December 31, 2010 and the period commencing September 22, 2009 through December 31, 2009:

Net Income (Loss) Summary
(dollars in thousands, except share and per share data)

	For the year ended December 31, 2010	For the period September 22, 2009 through December 31, 2009

Net interest income:
Interest income	$20,732	$325
Interest expense	5,279	26
Net interest income	15,453	299

Realized gains on sale of investments	623	-

Other expenses:
Provision for loan losses	240	2
Management fee	1,644	354
General and administrative expenses	2,305	951
Total other expenses	4,189	1,307
Net income (loss) before income tax	11,887	(1,008)
Income tax	1	1
Net income (loss)	$11,886	$(1,009)
Net income (loss) per share-basic and diluted	$0.66	$(0.06)
Weighted average number of shares outstanding-basic and diluted	18,120,112	18,120,112
Comprehensive income (loss):
Net income (loss)	11,886	(1,009)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	11,471	(373)
Reclassification adjustment for realized (losses) gains included in income	(623)	-

Total other comprehensive (loss)income	10,848	(373)
Comprehensive income (loss)	$22,734	$(1,382)

Interest Income and Average Earning Asset Yield

We had average earning assets of $290.2 million and $63.4 million for the year ended December 31, 2010 and the period commencing September 22, 2009 to December 31, 2009, respectively.  Our interest income was $20.7 million and $279,000 for the year ended December 31, 2010 and the period commencing September 22, 2009 to December 31, 2009, respectively. The yield on our portfolio was 7.13% and 10.16% for the year ended December 31, 2010 and the period commencing September 22, 2009 to December 31, 2009, respectively.  For the year ended December 31, 2010 and the period ending December 31, 2009 our interest income increased $20.4 million primarily due to the purchase of additional assets and the longer period we were earning interest.

Interest Expense and the Cost of Funds

We had average borrowed funds of $173.3 million and $25.6 million and total interest expense of $5.3 million and $26,000 for the year ended December 31, 2010 and the period commencing September 22, 2009 to December 31, 2009, respectively. Our average cost of funds was 3.60% and 3.62% the year ended December 31, 2010 and the period commencing September 22, 2009 to December 31, 2009, respectively.  For the year ended December 31, 2010 and the period ending December 31, 2009 our interest expense increased $5.3 million primarily due to the financing of additional assets and the longer period we were paying interest.

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $15.5 million and $299,000 for the year ended December 31, 2010 and the period commencing September 22, 2009, and ending December 31, 2009, respectively. For the year ended December 31, 2010 and the period ending December 31, 2009 our interest expense increased $15.2 million primarily due to the purchase of additional assets.  Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 3.53% and 6.05% for the year ended December 31, 2010 and the period commencing September 22, 2009, and ending December 31, 2009, respectively.

The table below shows our average assets held, total interest income, weighted average yield on average interest earning assets at period end, average balance of repurchase agreements, interest expense, weighted average cost of funds at period end, net interest income, and net interest rate spread for the year ended December 31, 2010 and period commencing September 22, 2009, and ending December 31, 2009, respectively.

Net Interest Income
(Ratios have been annualized, dollars in thousands)
			Yield on
	Average		Average					Net
	Earning	Interest	Interest	Average		Average	Net	Interest
	Assets	Earned on	Earning	Debt	Interest	Cost	Interest	Rate
	Held*	Assets	Assets*	Balance	Expense	of Funds	Income	Spread
For the year ended December 31, 2010	$290,150	$20,675	7.13%	$173,341	$5,279	3.60%	$15,395	3.53%
Quarter ended December 31, 2010	$398,285	$7,289	7.32%	$172,947	$1,569	3.60%	$5,721	3.72%
Quarter ended September 30, 2010	$318,188	$5,685	7.15%	$173,226	$1,569	3.60%	$4,116	3.55%
Quarter ended June 30, 2010	$279,020	$4,809	6.89%	$173,678	$1,557	3.61%	$3,252	3.28%
Quarter ended March 31, 2010	$165,107	$2,892	7.01%	$65,633	$584	3.60%	$2,308	3.41%
For the period September 22, 2009 to December
31, 2009	$63,441	$279	9.67%	$25,579	$26	3.62%	$253	6.05%

*Excludes cash and cash equivalents.

Management Fee and General and Administrative Expenses

We paid FIDAC management fees of $1.6 million and $354,000 for the year ended December 31, 2010 and period commencing September 22, 2009, and ending December 31, 2009, respectively.

General and administrative, or G&A, expenses were $2.3 million and $951,000 for the year ended December 31, 2010 and period commencing September 22, 2009, and ending December 31, 2009, respectively.

Total expenses, excluding provision for loan losses, as a percentage of average total assets were 0.93% and 1.81% for the year ended December 31, 2010 and period commencing September 22, 2009, and ending December 31, 2009, respectively.

Currently, FIDAC has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the year ended December 31, 2010 and the period commencing September 22, 2009, and ending December 31, 2009.

Management Fees and G&A Expenses and Operating Expense Ratios
(Ratios have been annualized, dollars in thousands)

	Total Management	Total Management	Total Management
	Management Fee	Fee and G&A	Fee and G&A
	and G&A	Expenses/Average	Expenses/Average
	Expenses	Total Assets	Equity
For the year ended December 31, 2010	$3,949	0.93%	1.51%
For the quarter ended December 31, 2010	$1,142	1.02%	1.69%
For the quarter ended September 30, 2010	$861	0.77%	1.29%
For the quarter ended June 30, 2010	$852	0.78%	1.31%
For the quarter ended March 31, 2010	$1,094	1.22%	1.70%
For the period commencing September 22,
2009 and ending December 31, 2009	$1,305	1.73%	1.84%

Net Income and Return on Average Equity

Our net income was $11.9 million for the year ended December 31, 2010 as compared to a net loss of $1.0 million for the period commencing September 22, 2009, and ending December 31, 2009. The table below shows our net interest income, total expenses, each as a percentage of average equity, and the return on average equity for the year ended December 31, 2010, the period commencing September 22, 2009, and ending December 31, 2009 and the four quarters of 2010.

Components of Return on Average Equity
(Ratios have been annualized)

	Net
	Interest	Total	Realized	Return
	Income/	Expenses(1)/	Gain/	on
	Average	Average	Average	Average
	Equity	Equity	Equity	Equity
For the year ended December 31, 2010	5.89%	(1.60%)	0.24%	4.53%
For the quarter ended December 31, 2010	8.48%	(1.88%)	0.00%	6.60%
For the quarter ended September 30, 2010	6.20%	(1.39%)	0.00%	4.82%
For the quarter ended June 30, 2010	5.05%	(1.47%)	0.00%	3.68%
For the quarter ended March 31, 2010	3.60%	(1.73%)	0.97%	2.85%
For the period commencing September
22, 2009, and ending December 31, 2009	0.42%	(1.84%)	0.00%	(1.42%)

(1)Includes provision for loan loss.

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

We have financed our CMBS portfolio with non-recourse financings under the TALF, and based on market conditions we intend to utilize structural leverage through securitizations of commercial real estate loans or CMBS. We will, however, also seek to finance the acquisition of Agency RMBS using repurchase agreements with counterparties, which are recourse.  With regard to leverage available under the TALF, the maximum level of allowable leverage under currently announced CMBS programs would be 6.7:1. If we are unable to obtain financing through U.S. Government programs, then we will either utilize other non-recourse or recourse financing sources, invest in these asset classes on an unlevered basis or we will not invest in these asset classes.  With regard to securitizations, the leverage will depend on the market conditions for structuring such transactions.  We anticipate that leverage for Agency RMBS would be available to us, which would provide for a debt-to-equity ratio in the range of 2:1 to 4:1 but would likely not exceed 8:1.  Based on current market conditions, we expect to operate within the leverage levels described above in the near and long term.  We can provide no assurance that we will be able to obtain financing on favorable terms, or not at all.

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

We held cash and cash equivalents of approximately $31.0 million and $212.1 million at December 31, 2010 and December 31, 2009, respectively.

        Our operating activities provided net cash of approximately $8.9 million for the year ended December 31, 2010 and proceeds of $766,000 for the period September 22, 2009 to December 31, 2009.

Our investing activities used net cash of $330.7 million and $71.3 million for the year ended December 31, 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively, primarily for the purchase of investments.

Our financing activities for the year ended December 31, 2010 consisted of net proceeds of $140.7 million from our secured financing agreement with the FRBNY. Our financing activities for the period ended December 31, 2009 consisted of net proceeds from our September 2009 initial offering in which we raised approximately $257.1 million and secured financing agreement with the FRBNY. We currently have established uncommitted repurchase agreements for RMBS we may acquire with 5 counterparties.

At December 31, 2010 and December 31, 2009, our financing agreements had the following remaining maturities:

	December 31, 2010	December 31, 2009
(dollars in thousands)
Overnight	$-	$-
1-30 days	-	-
30 to 59 days	-	-
60 to 89 days	-	-
90 to 119 days		-
Greater than or equal to 120 days	172,837	25,579
Total	$172,837	$25,579

We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2010 our total debt was approximately $172.8 million which represented a debt-to-equity ratio of approximately 0.6:1 as compared to December 31, 2009 our total debt was approximately $25.6 million which represented a debt-to-equity ratio of approximately 0.1:1.

Stockholders' Equity

                Our charter provides that we may issue up to 1,100,000,000 shares of stock, consisting of up to 1,000,000,000 shares of common stock having a par value of $0.01 per share and up to 100,000,000 shares of preferred stock having a par value of $0.01 per share.

On September 16, 2009, we announced the sale of 13,333,334 shares of common stock at $15.00 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $189.1 million.  Concurrently with the sale of these shares Annaly purchased 4,527,778 shares at the same price per share as the public offering, for proceeds of approximately $67.9 million.  These sales were completed on September 22, 2009.  In all, we raised net proceeds of approximately $257.3 million in these offerings.

On September 30, 2009, we issued 9,000 shares of restricted common stock in accordance to the equity incentive plan to our independent directors, which vested immediately.

There was no preferred stock issued or outstanding as of December 31, 2010.

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

Purchases of Common Stock by Affiliates

On September 16, 2009 we sold Annaly 4,527,778 shares at the same price per share paid by other investors in our public offering and Annaly owns 25% of our outstanding shares of common stock.

On May 21, 2008, we issued 1,000,000 shares of our common stock to certain of FIDAC’s officers and employees for an aggregate purchase price of $50,000. On September 15, 2009, we repurchased 750,000 shares of common stock from those holders on a pro rata basis at the initial per share purchase price.

Restricted Stock Grants

There were no stock grants for the year ended December 31, 2010.  During the period from September 22, 2009 through December 31, 2009, we awarded 9,000 shares of restricted stock pursuant to our incentive plan to the independent members of our Board of Directors.  These shares vested on the date of the grant.

Clearing Fees

We use RCap Securities Inc., or RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is entitled to customary market-based fees and charges arising from such services.

Contractual Obligations and Commitments

As of December 31, 2010 we financed our CMBS portfolio with non-recourse financings under the TALF.  Pursuant to our non-recourse financing under the TALF, we have entered into a long term debt obligation with the FRBNY.  Please see table below to summarize our contractual obligation at December 31, 2010 and December 31, 2009.

	December 31, 2010
	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)
Secured financing	$-	$10,995	$161,842	$-	$172,837
Interest expense on secured financing	6,205	18,111	939	-	25,255
Total	$6,205	$29,106	$162,781	$-	$198,092

	December 31, 2009
	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)
Secured financing	$-	$-	$25,579	$-	$25,579
Interest expense on secured financing	876	1,862	1,771	-	4,509
Total	$876	$1,862	$27,350	$-	$30,088

We have agreed to pay the underwriters of our initial public offering $0.15 per share for each share sold in the initial public offering if during any full four calendar quarter period during the 24 full calendar quarters after our initial public offering our Core Earnings (as described below) for any such four-quarter period exceeds an 8% performance hurdle rate (as described below).  The performance hurdle rate will be met if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of our initial public offering our Core Earnings for any such four-quarter period exceeds the product of (x) the weighted average of the issue price per share of all public offerings of our common stock, multiplied by the weighted average number of shares outstanding (including any restricted stock units, any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans) in such four-quarter period and (y) 8%.  Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets), any unrealized gains, losses or other non-cash items recorded for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between FIDAC and our independent directors and after approval by a majority of our independent directors.

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

Capital Expenditures

At December 31, 2010, we had no material commitments for capital expenditures.

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

Credit Risk

We are subject to credit risk, which is the risk of loss due to a borrower’s failure to repay principal or interest on a loan, a security or otherwise fail to meet a contractual obligation, in connection with our assets and will face more credit risk on assets we own which are rated below “AAA”. The credit risk related to these assets pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that residual loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics.

FIDAC uses a comprehensive credit review process. FIDAC’s analysis of loans includes borrower profiles, as well as valuation and appraisal data.  FIDAC’s resources include a proprietary portfolio management system, as well as third party software systems.  FIDAC selects loans for review predicated on risk-based criteria such as loan-to-value, a property’s operating history and loan size. FIDAC rejects loans that fail to conform to our standards. FIDAC accepts only those loans which meet our underwriting criteria. Once we own a loan, FIDAC’s surveillance process includes ongoing analysis and oversight by our third-party servicer and us. Additionally, CMBS, other commercial real estate-related securities and RMBS which we acquire for our portfolio will be reviewed by FIDAC to ensure that we acquire CMBS, other commercial real estate-related securities and RMBS which satisfy our risk based criteria. FIDAC’s review of CMBS, other commercial real estate-related securities and RMBS includes utilizing its proprietary portfolio management system. FIDAC’s review of CMBS, other commercial real estate-related securities and RMBS is based on quantitative and qualitative analysis of the risk-adjusted returns such securities present.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and any related financing obligations. In general, we may finance the acquisition of our targeted assets through financings in the form of borrowings under programs established by the U.S. government, warehouse facilities, bank credit facilities (including term loans and revolving facilities), resecuritizations, securitizations and repurchase agreements. We may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings. Another component of interest rate risk is the effect changes in interest rates will have on the market value of the assets we acquire. We face the risk that the market value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments. We may acquire floating rate mortgage assets. These are assets in which the mortgages are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield may change during any given period. Our borrowing costs pursuant to our financing agreements, however, will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our floating rate mortgage assets would effectively be limited. In addition, floating rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

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

Interest Rate Mismatch Risk

                We may fund a portion of our acquisitions of hybrid adjustable-rate mortgages, CMBS and RMBS with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgages , CMBS and RMBS. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above. Our analysis of risks is based on our Manager's experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this Form 10-K.

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2010 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

	Projected Percentage Change in	Projected Percentage Change in
Change in Interest Rate	Net Interest Income	Portfolio Value
-75 Basis Points	(0.75%)	3.12%
-50 Basis Points	(0.50%)	2.08%
-25 Basis Points	(0.25%)	1.04%
Base Interest Rate	-	-
+25 Basis Points	0.25%	(1.04%)
+50 Basis Points	0.50%	(2.08%)
+75 Basis Points	0.75%	(3.11%)

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

•	using FIDAC’s proprietary portfolio management system to review our CMBS and other commercial real estate-related securities;

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our targeted assets and our financings;

•	attempting to structure our financings agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our targeted assets and our borrowings;

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2010. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

	Within 3	3-12	1 Year to	Greater than
	Months	Months	3 Years	3 Years	Total

Rate sensitive assets, principal balance	$25,000	$-	$232,655	$151,377	$409,032
Cash equivalents	31,019	-	-	-	31,019
Total rate sensitive assets	56,019	-	232,655	151,377	440,051

Rate sensitive liabilities	-	-	10,995	161,842	172,837

Interest rate sensitivity gap	$56,019	$-	$221,660	$(10,465)	$267,214

Cumulative rate sensitivity gap	$56,019	$56,019	$277,679	$267,214

Cumulative interest rate sensitivity
gap as a percentage of total rate
sensitive assets	12.73%	12.73%	63.10%	60.72%

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-18 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company’s management, including its Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this annual report.  Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and operating, (1) were effective in ensuring that information regarding the Company and its subsidiaries is accumulated and communicated to the Company’s management, including its CEO and CFO, by its employees, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to affect its internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

 ●    pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

 ●    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

 ●    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  As a result, even systems determined to be effective can provide only reasonable assurance regarding the preparation and presentation of financial statements.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment, the Company’s management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.  The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s internal control over financial reporting, as stated in their attestation report, which appears on page F-1 of this annual report on Form 10-K.

Item 9B.  Other Information

None.
Part III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2010.

The information regarding our executive officers required by Item 10 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2010.

The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2010.

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

     The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2010.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2010.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2010.

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

10.4	Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-162223) filed on September 30, 2009 and incorporated herein by reference).*
10.5
Form of Common Stock Award (filed as Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-160254) filed on August 31, 2009 and incorporated herein by reference).*

10.6
Form of Stock Option Grant (filed as Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-160254) filed on August 31, 2009 and incorporated herein by reference).*

10.7
Stock Purchase Agreement between CreXus Investment Corp. and Annaly Capital Management, Inc. (filed as Exhibit 10.10 to the Company’s Registrant's Form 10-Q (filed with the Securities and Exchange Commission on November 6, 2009) and incorporated herein by reference).

12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Kevin Riordan, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel Wickey, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Kevin Riordan, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel Wickey, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan or arrangement.

CREXUS INVESTMENT CORP.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements for the year ended December 31, 2010 and the period commencing September 22, 2009 through December 31, 2009
Consolidated Statements of Financial Condition	F-4
Consolidated Statements of Operations and Comprehensive Loss	F-5
Consolidated Statements of Stockholders' Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CreXus Investment Corporation
New York, New York

We have audited the accompanying consolidated statements of financial condition of CreXus Investment Corp. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2010 and for the period from September 22, 2009 (date operations commenced) to December 31, 2009. We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting at Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CreXus Investment Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the year in the period ended December 31, 2010 and for the period from September 22, 2009 (date operations commenced) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/DELOITTE & TOUCHE LLP

New York, New York

February 25, 2011

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

Assets:	December 31, 2010	December 31, 2009
Cash and cash equivalents	$31,019	$212,133
Commercial mortgage-backed securities, at fair value	224,112	30,913
Commercial mortgage loans, mezzanine loans and
preferred equity, net of allowance
for loan losses ($242 and $2)	188,869	39,998
Accrued interest receivable	2,774	578
Other assets	1,661	685
Total assets	$448,435	$284,307

Liabilities:
Secured financing agreements	$172,837	$25,579
Accrued interest payable	290	26
Accounts payable and other liabilities	2,637	2,521
Dividends payable	3,986	-
Investment management fees payable to affiliate	650	354
Total liabilites	180,400	28,480

Stockholders' Equity:
Common stock, par value $0.01 per share, 1,000,000,000
authorized, 18,120,112 issued and outstanding	181	181
Additional paid-in-capital	257,014	257,029
Accumulated other comprehensive income (loss)	10,475	(373)
Retained earnings (accumulated deficit)	365	(1,010)
Total stockholders' equity	268,035	255,827
Total liabilities and stockholders' equity	$448,435	$284,307

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)

	For the Year Ended December 31, 2010	For the period commencing September 22, 2009 through December 31, 2009

Net interest income:
Interest income	$20,732	$325
Interest expense	5,279	26
Net interest income	15,453	299

Realized gains on sale of investments	623	-

Other expenses:
Provision for loan losses	240	2
Management fee	1,644	354
General and administrative expenses	2,305	951
Total other expenses	4,189	1,307

Net income (loss) before income tax	11,887	(1,008)
Income tax	1	1
Net income (loss)	$11,886	$(1,009)

Net income (loss) per share-basic and diluted	$0.66	$(0.06)
Weighted average number of shares outstanding-
basic and diluted	18,120,112	18,120,112

Comprehensive income:
Net income (loss)	$11,886	$(1,009)
Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	11,471	(373)
Reclassification adjustment for realized gains
included in net income	(623)	-
Total other comprehensive income (loss)	10,848	(373)
Comprehensive income (loss)	$22,734	$(1,382)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

			Accumulated	Retained
	Common	Additional	Other	Earnings
	Stock Par	Paid-in	Comprehensive	(Accumulated
	Value	Capital	Income (Loss)	Deficit)	Total
Balance, September 22, 2009	$2	$10	$-	$(1)	$11
Net loss	-	-	-	(1,009)	(1,009)

Other comprehensive loss	-	-	(373)	-	(373)

Net proceeds from common stock
offering	134	189,013	-	-	189,147

Net proceeds from common stock
offering, with affiliates	45	67,871	-	-	67,916

Proceeds from restricted stock
grants	-	135	-	-	135

Balance, December 31, 2009	$181	$257,029	$(373)	$(1,010)	$255,827

Net income	-	-		11,886	11,886

Other comprehensive income	-	-	10,848	-	10,848

Additional expenses from
common stock offering	-	(15)	-	-	(15)

Common dividends declared,
$0.58 per share	-	-	-	(10,511)	(10,511)
Balance, December 31, 2010	$181	$257,014	$10,475	$365	$268,035

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the year ended December 31, 2010	For the period commencing September 22, 2009 through December 31, 2009

Cash Flows From Operating Activites:
Net income (loss)	$11,886	$(1,009)
Adjustments to reconcile net income (loss) to net cash provided by operating acitvities:
Net amortization of investment premiums and discounts	(121)	-
Realized gain on sale of investments	(623)	-
Provision for loan losses	240	2
Restricted stock grants	-	135
Changes in operating assets:
Increase in accrued interest receivable	(2,196)	(578)
Increase in other assets	(976)	(685)
Changes in operating liabilities:
Increase in accounts payable and other liabilities	116	2,520
Increase in investment management fee payable to affiliate	296	355
Increase in accrued interest payable	264	26
Net cash provided by operating activities	8,886	766
Cash Flows From Investing Activities:
Mortgage-backed securities portfolio:
Purchases	(244,221)	(31,286)
Sales	61,194	-
Principal payments	1,159	-
Loans held for investment portfolio:
Purchases	(149,061)	(40,000)
Sales	-	-
Principal payments	207	-
Net cash used in investing activities	(330,722)	(71,286)
Cash Flows From Financing Activities:
Net proceeds from common stock offerings	(15)	189,146
Net proceeds from common stock offering with affiliates	-	67,917
Proceeds from secured financing	147,260	25,579
Dividends paid	(6,523)	-
Net cash (used in) provided by financing activities	140,722	282,642
Net (decrease) increase in cash and cash equivalents	(181,114)	212,122
Cash and cash equivalents at beginning of period	212,133	11
Cash and cash equivalents at end of period	$31,019	$212,133
Supplemental disclosure of cash flow information:
Interest paid	$5,015	$-
Taxes paid	$1	$1
Non cash investing activities:
Net change in unrealized gain (loss) on available-for-sale securities	$10,848	$(373)
Non cash financing activities:
Common dividends declared, not yet paid	$3,986	$-

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2009

1.   Organization and Significant Accounting Policies

CreXus Investment Corp. (the “Company”) was organized in Maryland on January 23, 2008.  The Company commenced operations on September 22, 2009 when it completed its initial public offering.  The Company has acquired an investment portfolio of commercial real estate loans and commercial mortgage backed securities (“CMBS”) and has elected to be taxed as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  As a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met. The Company’s wholly-owned subsidiaries, CreXus S Holdings, LLC, CreXus F Asset Holdings, LLC and CreXus TALF Holdings, LLC, are qualified REIT subsidiaries (the “subsidiaries”).  Annaly Capital Management, Inc. (“Annaly”) owns approximately 25% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

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

Allowance for Loan Losses and Reserve for Probable Credit Losses

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

When it is probable that contractually due specific amounts are deemed uncollectible, the account is considered impaired. Where impairment is indicated, a valuation write-off is measured based upon the excess of the recorded investment over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for loan losses. There were no losses specifically allocated to loans as of December 31, 2010.

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

Income Taxes

The Company has elected and qualifies to be taxed as a REIT, and therefore it generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met.  If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost.  Further the Company conducts continuing analysis on a quarterly basis in an effort to identify any tax positions taken by the Company that are not “more-likely-than-not” to be upheld under review by the Internal Revenue Service.

             The provisions of FASB ASC 740, Income Taxes, clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. FASB ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of December 31, 2010.

Net Income per Share

The Company calculates basic net income per share by dividing net income for the period by the weighted-average shares of its common stock outstanding for that period.  Diluted net income per share takes into account the effect of dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.  The Company had no potentially dilutive securities outstanding during the period presented.

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

Recent Accounting Pronouncements

In July 2010 an update was released which addresses disclosures about the credit quality of financing receivables and the allowance for credit losses.  The purpose of this update is to provide greater transparency regarding the allowance for credit losses and the credit quality of financing receivables as well as to assist in the assessment of credit risk exposures and evaluation of the adequacy of allowances for credit losses.   Additional disclosures must be provided on a disaggregated basis.  The update defines two levels of disaggregation – portfolio segment and class of financing receivable.  Additionally, the update requires disclosure of credit quality indicators, past due information and modifications of financing receivables.   The update is not applicable to mortgage banking activities (loans originated or purchased for resale to investors); derivative instruments such as repurchase agreements; debt securities; a transferors interest in securitization transactions accounted and purchased beneficial interests in securitized financial assets.  This update is effective for the Company for interim or annual periods ending on or after December 15, 2010.  Adoption of this update resulted in additional disclosures in the Company’s consolidated financial statements.

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

In January 2010, FASB issued guidance which increases disclosure regarding the fair value of assets.  The key provisions of this guidance include the requirement to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers.  Previously this was only required of transfers between Level 2 and Level 3 assets.  Further, reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities; a class is potentially a subset of the assets or liabilities within a line item in the statement of financial position.  Additionally, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for either Level 2 or Level 3 assets.  This portion of the guidance is effective for the Company on June 1, 2010. The guidance also requires that the disclosure on any Level 3 assets presents separately information about purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  This last portion of the guidance was effective for fiscal periods ending on or after December 15, 2010.  Adoption of this guidance has increased footnote disclosure for the Company.

In June 2009, the FASB issued an amendment update to the accounting standards governing the transfer and servicing of financial assets. This amendment  updates the existing standard and eliminates  the concept of a Qualified Special Purpose Entity (“QSPE”); clarifies the surrendering of control to effect sale treatment; and modifies the financial components approach – limiting the circumstances in which a financial asset or portion thereof should be derecognized when the transferor maintains continuing involvement.  It defines the term “Participating Interest”.  Under this standard update, the transferor must recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer, including any retained beneficial interest. Additionally, the amendment requires enhanced disclosures regarding the transferors risk associated with continuing involvement in any transferred assets.   The amendment was effective for the Company beginning January 1, 2010.   The company has determined the amendment has no material effect on the consolidated financial statements.

2.   Commercial Mortgage Backed Securities

The following table represents the Company's available for sale CMBS portfolio as of December 31, 2010 and December 31, 2009 at fair value.

	December 31, 2010	December 31, 2009
	(dollars in thousands)
Amortized cost	$213,637	$31,286
Unrealized gains	10,475	-
Unrealized losses	-	(373)

Fair value	$224,112	$30,913

For the year ended December 31, 2010, the Company sold CMBS with a carrying value of $60.6 million for proceeds of $61.2 million realizing a gain of $623,000.  The Company did not sell any CMBS during the period commencing September 22, 2009 to December 31, 2009.

The following table presents the gross unrealized losses and estimated fair value of the Company's CMBS by length of time that such securities have been in a continuous unrealized loss position.  At December 31, 2010 the Company held no securities at an unrealized loss.

Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
CMBS	$-	$-	$-	$-	$-	$-
Total December 31, 2010	$-	$-	$-	$-	$-	$-

CMBS	$30,913	$(373)	$-	$-	$30,913	$(373)
Total December 31, 2009	$30,913	$(373)	$-	$-	$30,913	$(373)

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

Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company's mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic scheduled payments of principal and prepayments of principal.

The following table summarizes the Company's mortgage-backed securities at December 31, 2010 and December 31, 2009 according to their weighted-average life classifications:

	December 31, 2010
	(dollars in thousands)
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
Less than one year	$-	$-	-%
Greater than one year
less than five years	224,112	213,637	5.37
Greater than five years	-	-	-

Total	$224,112	$213,637	5.37%

	December 31, 2009
	(dollars in thousands)
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
Less than one year	$-	$-	-%
Greater than one year
less than five years	-	-	-
Greater than five years	30,913	31,286	5.81

Total	$30,913	$31,286	5.81%

The weighted-average lives of the mortgage-backed securities as of December 31, 2010 in the tables above are based on data provided through dealer quotes, assuming constant prepayment rates to the balloon or reset date for each  security. The prepayment model considers current yield, forward yield, steepness of the curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.

3.   Mortgages, Loans and Preferred Equity Held for Investment

The following table represents the Company's commercial mortgage loans classified as held for investment at December 31, 2010 and December 31, 2009, which are carried at their principal balance outstanding less an allowance for loan losses:

	December 31, 2010	December 31, 2009
	(dollars in thousands)
Beginning balance	$39,998	$-
Purchases, principal balance	158,417	40,000
Net remaining premium and discount	(9,099)	-
Principal payments	(207)	-
Less: allowance for loan losses	(240)	(2)
Mortgages, loans and preferred equity held for investment
	$188,869	$39,998

The following table represents the geographic concentration of the outstanding principal balances of the Company's commercial mortgage loans classified as held for investment at December 31, 2010 and December 31, 2009:

December 31, 2010
Geographic Distribution	Remaing Balance		Property
Top 5 States	(dollars in thousands)	% of Loans	Count
Illinois	$66,449	33.5%	5
Texas	32,099	16.2%	4
California	30,240	15.3%	5
Pennsylvania	25,311	12.8%	4
Colorado	18,951	9.6%	2

December 31, 2009
Geographic Distribution	Remaing Balance		Property
Top 5 States	(dollars in thousands)	% of Loans	Count
California	$8,600	13.1%	4
Texas	7,296	12.1%	3
South Carolina	2,815	7.5%	6
Arizona	2,464	7.0%	2
Pennslyvania	1,670	5.8%	3

The following table summarizes the changes in the allowance for loan losses for the mortgage loan portfolio during the period ended December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
	(dollars in thousands)
Balance, beginning of period	$2	$-
Provision for loan loss	240	2
Charge-offs	-	-

Balance, end of period	$242	$2

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses.  Based on this analysis, the Company recorded a general provision for loan losses of $240,000 and $2,000 for the year ended December 31, 2010 and the period ended December 31, 2009, respectively.  Subject to the Company’s evaluation of each mortgage loan, the Company’s policy for the provision for loan losses is to provision 1.5% of outstanding principal amount of each of the Company's mortgage loans over the life of the loan. At December 31, 2010 and December 31, 2009, there were no loans 90 days or more past due and all loans were accruing interest.

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

As of December 31, 2010, the Company has classified its CMBS as "Level 2".

The Company's financial assets and liabilities carried at fair value on a recurring basis are valued at December 31, 2010 as follows:

	December 31, 2010
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Cash and cash equivalents	$31,019	$-	$-
Commercial mortgage-backed securities	-	224,112	-

	December 31, 2009
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Cash and cash equivalents	$212,133	$-	$-
Commercial mortgage-backed securities	-	30,913	-

Mortgage loan assets totaled $188.9 million and $40.0 million at December 31, 2010 and December 31, 2009, respectively.  These loans are held for investment and are recorded at amortized cost less an allowance for loan losses.  Secured financing liabilities totaled of $172.8 million and $25.6 million at December 31, 2010 and December 31, 2009, respectively. Due to the stable interest rate environment, the fair value of the assets and liabilities remain as recorded, a total of $188.9 million at December 31, 2010.

As fair value is not an entity specific measure and is a market based approach which considers the value of an asset or liability from the perspective of a market participant, observability of prices and inputs can vary significantly from period to period. During times of market dislocation, as has been experienced during the recent months, the observability of prices and inputs can be reduced for certain instruments. A condition such as this can cause instruments to be reclassified from level 1 to level 2 to level 3 when the Company is unable to obtain third party pricing verification. There were no reclassifications between levels from the prior period.

5.   Secured Financing Agreements

Commercial Mortgage-Backed Securities

The Company had outstanding $172.8 million and $25.6 million of CMBS structured financing agreements with weighted average borrowing rate of 3.60% and 3.62% and weighted average remaining maturities of 4 years and 5 years as of December 31, 2010 and December 31, 2009, respectively.  Investment securities pledged as collateral under these secured financing agreements had an estimated fair value of $224.1 million and $30.9 million at December 31, 2010 and December 31, 2009, respectively.  The interest rates of these structured financing agreements are fixed to the 5-year or 3-year swap curve and 100 basis points depending on duration.

At December 31, 2010 and December 31, 2009, the structured financing agreements all had the following remaining maturities:

	Secured Financing Carrying Value
	December 31, 2010	December 31, 2009
	(dollars in thousands)
2010	$-	$-
2011	-	-
2012	-	-
2013	10,995	-
2014	25,574	25,579
2015 and thereafter	136,268	-
Total	$172,837	$25,579

At December 31, 2010 the Company had at risk 64.5% of the equity of the Company with the Federal Reserve Bank of New York (“FRBNY”).  At December 31, 2009 the Company did not have an amount at risk of greater than 10% of the equity of the Company with the FRBNY.

6.  Common Stock

On September 17, 2009, the Company announced the sale of 13,333,334 shares of common stock at $15.00 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $189.1 million.  Concurrently with the sale of these shares Annaly purchased 4,527,778 shares at the same price per share as the public offering, for proceeds of approximately $67.9 million.  These sales were completed on September 22, 2009.  In all, the Company raised net proceeds of approximately $257.0 million in these offerings.

On September 30, 2009, the Company issued 9,000 shares of restricted common stock in accordance to the equity incentive plan.

There was no preferred stock issued or outstanding as of December 31, 2010.

During the year ended December 31, 2010, the Company declared dividends to common shareholders totaling $10.5 million or $0.58 per share of which $4.0 million or $0.22 per share were paid on January 27, 2011.

7.  Equity Incentive Plan

The Company has adopted an equity incentive plan to provide incentives to our independent directors, employees of FIDAC and its affiliates, including Annaly, and other service providers to stimulate their efforts toward our continued success, long-term growth and profitability and to attract, reward and retain personnel.  The equity incentive plan is administered by the compensation committee of our board of directors.  Unless terminated earlier, the Company’s equity incentive plan will terminate in 2019, but will continue to govern unexpired awards.  The Company’s equity incentive plan provides for grants of restricted common stock and other equity-based awards up to an aggregate amount, at the time of the award, of (i) 2.5% of the issued and outstanding shares of our common stock on a fully diluted basis and including shares sold to Annaly concurrently with our initial public offering at the time of the award less (ii) 250,000 shares, subject to an aggregate ceiling of 25,000,000 shares available for issuance under the plan.  The Company has issued 9,000 shares of restricted stock under the equity incentive plan to its independent directors, which vested immediately.

8.  Income Taxes

As a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met.  During the period ended December 31, 2010, the Company recorded an income tax expense related to state taxes of $1,000 and no income tax expense related to federal tax liabilities on undistributed income.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  Dividend disbursements for the year ended December 31, 2010 were characterized, for Federal income tax purposes, as ordinary income.  No dividend was declared for the period ending December 31, 2009.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.

9.  Credit Risk and Interest Rate Risk

The Company's primary risk is credit risk and interest rate risk.  The Company is subject to credit risk in connection with its investments in commercial mortgage loans and credit sensitive mortgage-backed securities.  When the Company assumes credit risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities.  The Company is subject to interest rate risk, primarily in connection with its investments in CMBS, commercial mortgage loans, RMBS and borrowings under repurchase agreements.  The Company attempts to manage credit risk through pre-acquisition due diligence processes including, but not limited to, analysis of the sponsor/borrower, the structure of the investment, property information including tenant composition, the property’s historical operating performance and evaluation of the market in which the property is located.  These factors are considered to be important indicators of credit risk.

10.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, a wholly owned subsidiary of Annaly, which provides for an initial term through December 31, 2013 with an automatic one-year extension option and subject to certain termination rights.  The Company pays FIDAC a quarterly management fee equal to 0.50% per annum for the first twelve months following the commencement of operations, 1.00% per annum for the period after the first twelve months through the eighteenth month following the commencement of operations, and 1.50% per annum after the first eighteen months following the commencement of operations, calculated quarterly, of our stockholders’ equity (as defined in the management agreement) of the Company.  Management fees accrued and subsequently paid to FIDAC for the year ended December 31, 2010 and period of September 22, 2009 through December 31, 2009 were $1.6 million and $354,000, respectively.

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

The Company uses RCap Securities Inc., or RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear its CMBS trades and RCap is entitled to customary market-based fees and charges arising from such services.

11.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  Management is not aware of any reported or unreported contingencies at December 31, 2010.

The Company has agreed to pay the underwriters of its initial public offering $0.15 per share for each share sold in the in the initial public offering if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of our initial public offering our Core Earnings (as described below) for any such four-quarter period exceeds an 8% performance hurdle rate (as described below).  The performance hurdle rate will be met if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the Company’s initial public offering its Core Earnings for any such four-quarter period exceeds the product of (x) the weighted average of the issue price per share of all public offerings of its common stock, multiplied by the weighted average number of shares outstanding (including any restricted stock units, any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans) in such four-quarter period and (y) 8%.  Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets), any unrealized gains, losses or other non-cash items recorded for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between FIDAC and the Company’s independent directors and after approval by a majority of the Company’s independent directors.

12. Subsequent Events

As of the issue date of this Form 10-K, the Company has no subsequent events to report.

13.  Summarized Quarterly Results

The following is a presentation of the results of operations for the year ended December 31, 2010 and period September 22, 2009 (commencement of operations) to December 31, 2009.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
	For the Quarter ended December 31, 2010 (unaudited)	For the Quarter ended September 30, 2010 (unaudited)	For the Quarter ended June 30, 2010 (unaudited)	For the Quarter ended March 31, 2010 (unaudited)	For the period commencing September 22, 2009 through December 31, 2009 (1)

Net interest income:
Interest income	$7,289	$5,708	$4,837	$2,898	$325
Interest expense	1,569	1,569	1,557	584	26
Net interest income	5,720	4,139	3,280	2,314	299

Realized gains on sale of investments	-	-	-	623	-

Other expenses:
Provision for loan losses	127	63	35	15	2
Management fee	650	356	321	317	354
General and administrative expenses	492	505	531	777	951
Total other expenses	1,269	924	887	1,109	1,307

Net income (loss) before income tax	4,451	3,215	2,393	1,828	(1,008)
Income tax	-	-	1	-	1
Net income (loss)	$4,451	$3,215	$2,392	$1,828	$(1,009)

Net income (loss) per share-basic
and diluted	$0.25	$0.18	$0.13	$0.10	$(0.06)
Weighted average number of shares
outstanding- basic and diluted	18,120,112	18,120,112	18,120,112	18,120,112	18,120,112

Comprehensive income:
Net income (loss)	$4,451	$3,215	$2,392	$1,828	$(1,009)
Other comprehensive income:
Unrealized (loss) gain on securities
available-for-sale	(4,093)	9,364	4,471	1,729	(373)
Reclassification adjustment for realized
gains included in net income	-	-	-	(623)	-
Total other comprehensive (loss)
income	(4,093)	9,364	4,471	1,106	(373)
Comprehensive income (loss)	$358	$12,579	$6,863	$2,934	$(1,382)

(1)	Derived from the audited consolidated statement of operations and comprehensive income (loss) for the period commencing September 22, 2009 through December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

CREXUS INVESTMENT CORP.

Date: February 25, 2011	By:	/s/ Kevin Riordan
Kevin Riordan
Chairman, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Kevin Riordan Kevin Riordan	Chief Executive Officer, President and Director (principal executive officer)	February 25, 2011

/s/ Daniel Wickey Daniel Wickey	Chief Financial Officer (principal financial and accounting officer)	February 25, 2011

/s/ Ronald Kazel Ronald Kazel	Director	February 25, 2011

/s/ Robert Eastep Robert Eastep	Director	February 25, 2011

/s/ Nancy J. Kuenstner Nancy J. Kuenstner	Director	February 25, 2011

/s/ Patrick Corcoran Patrick Corcoran	Director	February 25, 2011

S-1