Form 10-Q
period 2011-03-31
CreXus Investment Corp.
filed 2011-05-09
CIK 1467027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2011

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at May 9, 2011
Common Stock, $.01 par value	76,620,112

CREXUS INVESTMENT CORP.
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Statements of Financial Condition at March 31, 2011 (Unaudited) and December 31, 2010 (Derived from the audited financial statements at December 31, 2010)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Quarters Ended March 31, 2011 and 2010 (Unaudited)	2

Consolidated Statement of Stockholders’ Equity for the Quarters Ended March 31, 2011 and March 31, 2010 (Unaudited)	3

Consolidated Statements of Cash Flows for the Quarter Ended March 31, 2011 and 2010 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	40

Item 4. Controls and Procedures	45

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 1A.Risk Factors	46

Item 6. Exhibits	52

SIGNATURES	53

CERTIFICATIONS	54

i

PART I.                      FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS:

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	March 31, 2011	December 31, 2010
Assets:	(unaudited)	(1)
Cash and cash equivalents	$30,579	$31,019
Available-for-sale:
Commercial mortgage-backed securities, at fair value, pledged as collateral	224,427	224,112
Agency mortgage-backed securities, at fair value	210,434	-
Held for investment:
Commercial mortgage loans, mezzanine loans and preferred equity, net of allowance for loan losses ($369 and $242)	188,709	188,869
Accrued interest receivable	3,310	2,774
Receivable from affiliate, follow-on offering	57,500	-
Receivable from follow-on offering	543,375	-
Other assets	558	1,661
Total assets	$1,258,892	$448,435

Liabilities:
Secured financing agreements	$172,470	$172,837
Accrued interest payable	311	290
Accounts payable for investments	210,809	-
Accounts payable and other liabilities	4,653	2,637
Dividends payable	4,168	3,986
Investment management fees payable to affiliate	680	650
Total liabilites	393,091	180,400

Stockholders' Equity:
Common stock, par value $0.01 per share, 1,000,000,000
authorized, 73,120,112 and 18,120,112 issued and outstanding	731	181
Additional paid-in-capital	853,196	257,014
Accumulated other comprehensive income	11,116	10,475
Retained earnings	758	365
Total stockholders' equity	865,801	268,035
Total liabilities and stockholders' equity	$1,258,892	$448,435

(1) Derived from the audited consolidated statement of financial condition at December 31, 2010.

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)

	For the quarter ended March 31, 2011 (unaudited)	For the quarter ended March 31, 2010 (unaudited)

Net interest income:
Interest income	$7,381	$2,898
Interest expense	1,532	584
Net interest income	5,849	2,314

Realized gains on sale of investments	-	623

Other expenses:
Provision for loan losses	127	15
Management fee	680	317
General and administrative expenses	480	777
Total other expenses	1,287	1,109

Net income before income tax	4,562	1,828
Income tax	1	-
Net income	$4,561	$1,828

Net income per share-basic and diluted	$0.23	$0.10
Weighted average number of shares outstanding- basic and diluted	19,953,445	18,120,112

Comprehensive income:
Net income	$4,561	$1,828
Other comprehensive income:
Unrealized gain on securities available-for-sale	641	1,729
Reclassification adjustment for realized gains included in net income	-	(623)
Total other comprehensive income	641	1,106
Comprehensive income	$5,202	$2,934

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)

			Accumulated
	Common	Additional	Other
	Stock Par	Paid-in	Comprehensive	Retained
	Value	Capital	Income	Earnings	Total
Balance, December 31, 2010	$181	$257,014	$10,475	$365	$268,035

Net income	-	-	-	4,561	4,561
Other comprehensive income	-	-	641	-	641
Net proceeds from common stock
follow-on offerings	550	596,182	-	-	596,732
Common dividends declared, $0.23 per share	-	-	-	(4,168)	(4,168)
Balance, March 31, 2011	$731	$853,196	$11,116	$758	$865,801

Balance, December 31, 2009	$181	$257,029	$(373)	$(1,010)	$255,827

Net income	-	-		1,828	1,828
Other comprehensive income	-	-	1,107	-	1,107
Net proceeds (expenses) from
common stock offering	-	(23)	-	-	(23)
Common dividends declared, $0.07 per share	-	-	-	(1,269)	(1,269)
Balance, March 31, 2010	$181	$257,006	$734	$(451)	$257,470

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the quarter ended March 31, 2011 (unaudited)	For the quarter ended March 31, 2010 (unaudited)

Cash Flows From Operating Activites:
Net income	$4,561	$1,828
Adjustments to reconcile net income to net cash provided by operating acitvities:
Net amortization of investment premiums and discounts	(123)	38
Realized gain on sale of investments	-	(623)
Provision for loan losses	127	15
Changes in operating assets:
Increase in accrued interest receivable	(536)	(1,022)
Increase (decrease) in other assets	(3,041)	135
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	2,392	(166)
Increase (decrease) in investment management fee payable to affiliate	30	(37)
Increase in accrued interest payable	22	175
Net cash provided by operating activities	3,432	343
Cash Flows From Investing Activities:
Mortgage-backed securities portfolio:
Purchases	-	(244,221)
Sales	-	61,194
Principal payments	283	106
Loans held for investment portfolio:
Purchases	-	(27,300)
Principal payments	199	-
Net cash provided by (used in) investing activities	482	(210,221)
Cash Flows From Financing Activities:
Net proceeds from common stock offerings	-	(23)
Proceeds from secured financing	-	148,381
Payments on secured financing	(368)	-
Dividends paid	(3,986)	-
Net cash (used in) provided by financing activities	(4,354)	148,358
Net decrease in cash and cash equivalents	(440)	(61,520)
Cash and cash equivalents at beginning of period	31,019	212,133
Cash and cash equivalents at end of period	$30,579	$150,613
Supplemental disclosure of cash flow information:
Interest paid	$1,511	$407
Taxes paid	$1	$-
Non cash investing activities:
Net change in unrealized gain on available-for-sale securities	$9,364	$1,106
Non cash financing activities:
Common dividends declared, not yet paid	$4,168	$1,268
Common stock follow-on offerings, not yet settled	$596,732	$-

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2011
 (Unaudited)

1.   Organization

CreXus Investment Corp. (the “Company”) was organized in Maryland on January 23, 2008.  The Company commenced operations on September 22, 2009 upon completion of its initial public offering.  The Company, directly or through its subsidiaries, acquires, manages and finances an investment portfolio of commercial real estate loans, commercial mortgage-backed securities (“CMBS”) and Agency residential mortgage-back securities (“Agency RMBS”) and has elected to be taxed as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  As a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met. The Company’s wholly-owned subsidiaries, CreXus S Holdings, LLC, CreXus S Holdings (Grand Cayman) LLC, CreXus F Asset Holdings, LLC and CreXus TALF Holdings, LLC (collectively, the “subsidiaries”), are qualified REIT subsidiaries.  As of March 31, 2011, Annaly Capital Management, Inc. (“Annaly”) owned approximately 13% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

2.  Summary of the Significant Accounting Policies

(a) Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements.  Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”). The consolidated interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows have been included.   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.  The consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated.

(b) Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and in money market accounts with original maturities less than 90 days.

(c) Commercial Mortgage-Backed Securities
The Company invests in CMBS representing interests in obligations backed by pools of commercial mortgage loans and carries those securities at fair value estimated using a pricing model. Management reviews the fair values generated by this model to determine that prices are reflective of the current market. Management performs a validation of the fair value calculated by this model by the pricing model by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services. If dealers or independent pricing services are unable to provide a price for an asset or if the Company deems the price provided by such dealers or independent pricing services to be unreliable, then the Company will determine the fair value of the asset in good faith.   In the current market, it may be difficult or impossible to obtain third party pricing on certain of the investments the Company purchases. In addition, validating third party pricing for the Company's investments may be more subjective as fewer participants may be willing to provide this service to the Company. Moreover, the current market is more illiquid than in the past for certain investments the Company purchases. Illiquid investments typically experience greater price volatility as a readily available market does not exist. As volatility increases or liquidity decreases, the Company may have greater difficulty financing its investments which may negatively impact its earnings and the execution of its investment strategy.

The Company classifies its CMBS as available-for-sale investments. The Company intends to hold its CMBS but may sell any of its CMBS as part of its overall management of its portfolio. All assets classified as available-for-sale are reported at estimated fair value, with unrealized gains and losses included in other comprehensive income (loss).

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

CMBS transactions are recorded on the trade date. Realized gains and losses from CMBS transactions are determined based on the specific identification method and recorded as a gain (loss) on sale of available-for-sale securities in the consolidated statement of operations. Accretion of discounts or amortization of premiums on available-for-sale securities and mortgage loans is computed using the effective interest yield method and is included as a component of interest income in the consolidated statement of operations.

(c) Agency Residential Mortgage-Backed Securities
The Company invests in Agency RMBS representing interests in obligations backed by pools of mortgage loans.  Agency RMBS are mortgage pass-through certificates, collateralized mortgage obligations (“CMOs”), and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed as to principal and/or interest repayment by agencies of the U.S. Government or federally chartered corporations such as Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”).

The Company holds its Agency RMBS as available-for-sale, records investments at estimated fair value as described in Note 7 of these consolidated financial statements, and includes unrealized gains and losses in other comprehensive income (loss) in the consolidated statements of operations and comprehensive income. From time to time, as part of the overall management of its portfolio, the Company may sell certain of its Agency RMBS investments and recognize a realized gain or loss as a component of earnings in the consolidated statements of operations and comprehensive income utilizing the specific identification method.

Interest income on Agency RMBS is computed on the remaining principal balance of the investment security. Premium or discount amortization/accretion on Agency RMBS is recognized over the life of the investment using the effective interest method.   Changes to the Company’s assumptions subsequent to the purchase date may increase or decrease the amortization/accretion of premiums and discounts which affects interest income. Changes to assumptions that decrease expected future cash flows may result in other-than-temporary impairment.

Agency RMBS transactions are recorded on the trade date. Realized gains and losses from CMBS transactions are determined based on the specific identification method and recorded as a gain (loss) on sale of available-for-sale securities in the consolidated statement of operations. Accretion of discounts or amortization of premiums on available-for-sale securities and mortgage loans is computed using the effective interest yield method and is included as a component of interest income in the consolidated statement of operations.

(d) Loans Held for Investment
The Company's commercial mortgages, mezzanine loans and preferred equity interests are comprised of fixed-rate and adjustable-rate loans. Mortgages and loans are designated as held for investment and are carried at their principal balance outstanding, plus any premiums or discounts which are amortized or accreted over the estimated life of the loan, less allowances for loan losses.

(e) Allowance for Loan Losses and Reserve for Probable Credit Losses
The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the adequacy of the allowances for loan losses balance on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; (2) a general valuation allowance on the remainder of the loan portfolio; and (3) an unallocated component.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio.  The Company charges-off the collateral deficiency on all loans at 90 days past due and, as a result, no specific valuation allowance was maintained at March 31, 2011.

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

(f) Income Taxes
The Company has qualified and elected to be taxed as a REIT, and therefore it generally will not be subject to corporate federal or state income tax to the extent that the Company makes qualifying distributions to stockholders and provided we satisfy the REIT requirements, including certain asset, income, distribution and stock ownership tests.  If the Company fails to qualify as a REIT and does not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost.

(g) Net Income per Share
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

(h) Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in reporting period. Actual results could differ from those estimates.

(i) Recent Accounting Pronouncements

Assets

Receivables (ASC 310)

In July 2010, the FASB released Accounting Standard Update (“ASU”) 2010-20, which addresses disclosures about the credit quality of financing receivables and the allowance for credit losses.  The purpose of this update is to provide greater transparency regarding the allowance for credit losses and the credit quality of financing receivables as well as to assist in the assessment of credit risk exposures and evaluation of the adequacy of allowances for credit losses.   Additional disclosures must be provided on a disaggregated basis.  The update defines two levels of disaggregation – portfolio segment and class of financing receivable.  Additionally, the update requires disclosure of credit quality indicators, past due information and modifications of financing receivables.   The update is not applicable to mortgage banking activities (loans originated or purchased for resale to investors); derivative instruments such as debt securities;  a transferors interest in securitization transactions accounted for as sales under ASC 860; and purchased beneficial interests in securitized financial assets.  This update was effective for the Company for interim or annual periods ending on or after December 15, 2010.    Adoption of this update resulted in additional disclosures in the Company’s consolidated financial statements.

In April 2011, the FASB released ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) The restructuring constitutes a concession and 2) The debtor is experiencing financial difficulties.  Modifications determined to be troubled debt restructurings that have any credit losses previously measured under a general allowance for credit losses methodology will be impaired individually pursuant to the loan impairment guidelines.  This update is effective for interim and annual periods beginning on or after June 15, 2011 with early adoption permitted.  The Company has elected early adoption as of January 1, 2011.  Adoption of this update had no material effect on the Company’s consolidated financial statements this reporting period.

Broad Transactions

Fair Value Measurements and Disclosures (ASC 820)

In January 2010, FASB issued guidance (ASU 2010-06) which increases disclosure regarding the fair value of assets.  A majority of this update was effective for the Company for all interim and annual reporting periods beginning after December 15, 2009.  However, the guidance also required that the disclosures on any Level 3 assets present separately information about purchases, sales, issuances and settlements.  In other words, Level 3 assets are presented on a gross basis rather than as one net number.  This portion of the guidance was effective for the Company on January 1, 2011.  Adoption of this portion of the guidance results in increased footnote disclosure to the extent the Company owns Level 3 assets.

Transfers and Servicing (ASC 860)

In April 2011, FASB issued ASU 2011-03 regarding repurchase agreements.  In a typical repurchase agreement transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future.  Prior to this update, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and in order to do so, the transferor must have the ability to repurchase such assets. Based on this update, FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations.  Therefore, this update removes the transferor’s ability criterion from consideration of effective control.  This update is effective for the first interim or annual period beginning on or after December 15, 2011.  As the Company records repurchase agreements as secured borrowings and not sales, this update will have no material effect on the Company’s consolidated financial statements.

3. Cash and Cash Equivalents

The Company had $30.6 million and $31.0 million in money market funds held at an independent national banking institution for the quarters ended March 31, 2011 and December 31, 2010, respectively, and earned $800 and $6,000 for the quarters ended March 31, 2011 and December 31, 2010, respectively.  The average cash balance was $30.2 million and $38.2 million with annualized yields on average cash balances of 0.01% and 0.06% for the quarters ended March 31, 2011 and December 31, 2010, respectively.

4.   Commercial Mortgage Backed Securities

The following table represents the Company's available-for-sale CMBS portfolio as of March 31, 2011 and December 31, 2010 at fair value.

	March 31, 2011	December 31, 2010
	(dollars in thousands)
CMBS, Gross	$210,539	$210,822
Unamortized discount	(131)	(136)
Unamortized premium	2,903	2,951
Amortized cost	213,311	213,637

Unrealized gain	11,174	10,475
Unrealized losses	(58)	-

Fair value	$224,427	$224,112

The following table presents the gross unrealized losses and estimated fair value of the Company's CMBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.

Unrealized Loss Position For:
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
CMBS	$12,579	$(58)	$-	$-	$12,579	$(58)
Total March 31, 2011	$12,579	$(58)	$-	$-	$12,579	$(58)

CMBS	$-	$-	$-	$-	$-	$-
Total December 31, 2010	$-	$-	$-	$-	$-	$-

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

The following table summarizes the Company's available-for-sale CMBS at March 31, 2011 and December 31, 2010 according to their weighted-average life classifications:

	March 31, 2011
	(dollars in thousands)
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon

Less than one year	$-	$-	-
Greater than one year
less than five years	224,427	213,311	5.37%
Greater than five years	-	-	-

Total	$224,427	$213,311	5.37%

	December 31, 2010
	(dollars in thousands)
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon

Less than one year	$-	$-	-
Greater than one year
less than five years	224,112	213,637	5.37%
Greater than five years	-	-	-

Total	$224,112	$213,637	5.37%

The overall statistics for the Company’s CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of March 31, 2011 and December 31, 2010, are as follows:

	March 31, 2011	December 31, 2010

Credit Ratings (1)	AAA	AAA
Coupon	5.37%	5.37%
Yield	5.06%	5.12%
Weighted Average Life	4.1 years	4.3 years
(1) Ratings per Fitch, Moody’s or S&P.

The rating, vintage, property type, and location of the collateral securing the Company’s CMBS investments calculated on a weighted average basis as of March 31, 2011 and December 31, 2010 are as follows:

		March 31, 2011
Property		Geographic Break Down 5% or Greater
Type	Percentage	State	Percentage	Vintage	Percentage
Office	33.0%	NY	14.2%	2006	77.0%
Retail	32.3%	CA	12.0%	2005	16.9%
Multifamily	5.5%	TX	7.0%	2004	6.1%
Hospitality	8.4%	FL	6.7%		100.0%
Industrial	4.9%	MA	5.7%
Other	15.9%	Other	54.4%
Total	100.0%	Total	100.0%

		December 31, 2010
Property		Geographic Break Down 5% or Greater
Type	Percentage	State	Percentage	Vintage	Percentage
Office	33.9%	NY	14.1%	2006	77.0%
Retail	30.1%	CA	11.9%	2005	16.9%
Multifamily	7.3%	TX	6.9%	2004	6.1%
Industrial	4.9%	FL	6.7%		100.0%
Hospitality	5.3%	MA	5.6%
Other	18.5%	Other	54.8%
Total	100.0%	Total	100.0%

The Company did not sell any CMBS during the quarters ended March 31, 2011 and December 31, 2010.

5.   Agency Mortgage Backed Securities, Available-for-Sale

The following table represents the Company's available-for-sale Agency RMBS portfolio as of March 31, 2011 which are carried at their fair value.  The Company held no Agency RMBS prior to the quarter ended March 31, 2011.

March 31, 2011
(dollars in thousands)
Agency RMBS, Gross	$200,790
Unamortized premium	9,644
Amortized cost	210,434

Unrealized gain	-
Unrealized losses	-

Fair value	$210,434

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities. Actual maturities of the Company's mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table summarizes the Company's available-for-sale Agency RMBS at March 31, 2011 according to their weighted-average life classifications:

	March 31, 2011
	(dollars in thousands)
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon

Less than one year	$-	$-	-
Greater than one year
less than five years	210,434	210,434	4.78%
Greater than five years	-	-	-

Total	$210,434	$210,434	4.78%

The weighted-average lives of the Agency RMBS in the tables above are based on data provided through dealer quotes, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.

At March 31, 2011 the Company held no Agency RMBS at an unrealized loss.

6.   Mortgages, Loans and Preferred Equity Held for Investment

The following table represents the Company's commercial mortgage loans classified as held for investment at March 31, 2011 and December 31, 2010, which are carried at their principal balance outstanding less an allowance for loan losses:

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Beginning balance	$198,208	$39,998
Purchases, principal balance	-	158,417
Net remaining premium and discount	(8,931)	(9,099)
Principal payments	(199)	(207)
Less: allowance for loan losses	(369)	(240)
Mortgages, loans and preferred equity held for investment	$188,709	$188,869

The following table summarizes the changes in the allowance for loan losses for the commercial mortgage loan portfolio for the quarters ended March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(dollars in thousands)

Balance, beginning of period	$242	$2
Provision for loan loss	127	240
Charge-offs	-	-

Balance, end of period	$369	$242

The following tables present certain characteristics of the Company’s commercial mortgage loan portfolio as of March 31, 2011 and December 31, 2010.

March 31, 2011
Geographic Distribution	Remaining Balance		Property
Top 5 States	(dollars in thousands)	% of Loans	Count
Illinois	$66,369	33.5%	5
Texas	32,070	16.2%	4
California	30,240	15.3%	5
Pennsylvania	25,283	12.8%	4
Colorado	18,890	9.6%	2

December 31, 2010
Geographic Distribution	Remaining Balance		Property
Top 5 States	(dollars in thousands)	% of Loans	Count
Illinois	$66,449	33.5%	5
Texas	32,099	16.2%	4
California	30,240	15.3%	5
Pennsylvania	25,311	12.8%	4
Colorado	18,951	9.5%	2

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses.  Based on this analysis, the Company recorded a general provision for loan losses of $127,000 for the quarter ended March 31, 2011 compared to $127,000 for the quarter ended December 31, 2010, representing 1.5% of the Company's mortgage loan portfolio over the life of the loan.  At March 31, 2011, there were no loans 90 days or more past due and all loans were accruing interest.

7.  Fair Value Measurements

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

As of March 31, 2011, the Company has classified its CMBS and Agency RMBS as "Level 2".

The Company's financial assets and liabilities carried at fair value on a recurring basis are valued at March 31, 2011 and December 31, 2010 as follows:

	March 31, 2011
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Commercial mortgage-backed securities	$-	$224,427	$-
Agency RMBS	-	210,434	-

	December 31, 2010
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Commercial mortgage-backed securities	$-	$224,112	$-
Agency RMBS	-	-	-

Commercial mortgage loan assets totaled $188.7 million and $188.9 million at March 31, 2011 and December 31, 2010, respectively.  These loans are held for investment and are recorded at amortized cost less an allowance for loan losses which approximates fair value.  Secured financing liabilities totaled $172.5 million and $172.8 million at March 31, 2011 and December 31, 2010.  Due to the stable interest rate environment, the fair value of the assets and liabilities remain as recorded.

8.   Secured Financing Agreements

Commercial Mortgage-Backed Securities

The Company had outstanding $172.5 million and $172.8 million of CMBS structured financing agreements with weighted average borrowing rate of 3.60% and 3.60% and weighted average remaining maturities of 3.8 years and 4.0 years as of March 31, 2011 and December 31, 2010, respectively.  Investment securities pledged as collateral under these secured financing agreements had an estimated fair value of $224.4 million and $224.1 million at March 31, 2011 and December 31, 2010, respectively.  The interest rates of these structured financing agreements are fixed to the 5 year or 3 year swap curve plus 100 basis points depending on duration.

At March 31, 2011 and December 31, 2010, the structured financing agreements had the following remaining maturities:

	Secured Financing Carrying Value
	March 31, 2011	December 31, 2010
	(dollars in thousands)
2011	$-	$-
2012	-	-
2013	10,762	10,995
2014	25,574	25,574
2015 and thereafter	136,134	136,268
Total	$172,470	$172,837

At March 31, 2011 the Company had at risk 19.9% of its equity with the Federal Reserve Bank of New York (“FRBNY”).  The following tables present the debt and collateral carrying value of the Company’s secured financing by maturity date as of March 31, 2011 and December 31, 2010:

As of March 31, 2011
	TALF Borrowing	CMBS
	Amount	Fair Value
	(dollars in thousands)

March 26, 2010, TALF loans, fixed rate 3.63%, mature March 2015	$76,059	$99,615
February 25, 2010, TALF loans, fixed rate 3.69%, mature February 2015	$29,868	$38,094
February 25, 2010, TALF loans, fixed rate 2.74%, mature February 2013	$10,762	$12,579
January 28, 2010, TALF loans, fixed rate 3.73%, mature January 2015	$30,207	$39,344
December 22, 2009, TALF loans, fixed rate 3.62%, mature December 2014	$25,574	$34,795

Total	$172,470	$224,427

As of December 31, 2010
	TALF Borrowing	CMBS
	Amount	Fair Value
	(dollars in thousands)

March 26, 2010, TALF loans, fixed rate 3.63%, mature March 2015	$76,118	$99,082
February 25, 2010, TALF loans, fixed rate 3.69%, mature February 2015	$29,868	$38,122
February 25, 2010, TALF loans, fixed rate 2.74%, mature February 2013	$10,995	$13,271
January 28, 2010, TALF loans, fixed rate 3.73%, mature January 2015	$30,282	$38,895
December 22, 2009, TALF loans, fixed rate 3.62%, mature December 2014	$25,574	$34,742

Total	$172,837	$224,112

9.  Common Stock

During the quarter ended March 31, 2011, the Company declared dividends to common shareholders totaling $4.2 million or $0.23 per share, which were paid on April 21, 2011.

On March 28, 2011, the Company announced the sale of 50,000,000 shares of common stock at $11.50 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $539 million.  Concurrently with the sale of these shares Annaly purchased 5,000,000 shares at the same price per share as the public offering, for proceeds of approximately $58 million.  These sales settled on April 1, 2011.  On April 5, 2011, the underwriters exercised their option to purchase an additional 3,500,000 shares of common stock at $11.50 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $38 million.  In total, the Company raised net proceeds of approximately $635 million in these offerings.

The Company’s Consolidated Statement of Financial Condition as of March 31, 2011, reflects the sale of 50,000,000 shares of common stock and the concurrent purchase by  Annaly of 5,000,000 shares.  It does not reflect the common shares sold pursuant to the underwriters’ overallotment option, which was not exercised as of March 31, 2011.

There was no preferred stock issued or outstanding as of March 31, 2011.

10.  Equity Incentive Plan

The Company has adopted an equity incentive plan to provide incentives to our independent directors, employees of FIDAC and its affiliates, including Annaly, and other service providers to stimulate their efforts toward our continued success, long-term growth and profitability and to attract, reward and retain personnel.  The equity incentive plan is administered by the compensation committee of the board of directors.  Unless terminated earlier, the equity incentive plan will terminate in 2019, but will continue to govern unexpired awards.  The equity incentive plan provides for grants of restricted common stock and other equity-based awards up to an aggregate amount, at the time of the award, of (i) 2.5% of the issued and outstanding shares of the Company’s common stock less (ii) 250,000 shares, subject to an aggregate ceiling of 25,000,000 shares available for issuance under the plan.  The Company has issued 9,000 shares of restricted stock under the equity incentive plan to its independent directors, which vested immediately.

11.  Income Taxes

As a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met.  During the quarters ended March 31, 2011 and December 31, 2010, the Company recorded zero income tax expense related to state taxes and federal taxes on undistributed income.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.

The Company files tax returns in several U.S. jurisdictions, including New York State, and New York City.  The 2009 and 2010 tax years remain open to U.S. federal, state and local examinations.

12.  Credit Risk and Interest Rate Risk

The Company's primary risks are credit risk and interest rate risk.  The Company is subject to credit risk in connection with its investments in commercial mortgage loans and credit sensitive CMBS.  When the Company assumes credit risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related liabilities.  The Company attempts to manage credit risk through pre-acquisition due diligence processes including, but not limited to, analysis of the sponsor/borrower, the structure of the investment, property information including tenant composition, the property’s historical operating performance and evaluation of the market in which the property is located.  These factors are considered to be important indicators of credit risk.  The Company is subject to interest rate risk, primarily in connection with its investments in CMBS, commercial mortgage loans, Agency RMBS and borrowings under repurchase agreements.

13.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, a wholly owned subsidiary of Annaly, which provides for an initial term through December 31, 2013 with an automatic one-year extension option and is subject to certain termination rights.  The Company pays FIDAC a quarterly management fee equal to 1.50% per annum of our stockholders’ equity (as defined in the management agreement) of the Company.  Management fees accrued and subsequently paid to FIDAC were $680,000 and $317,000 for the quarters ended March 31, 2011 and 2010, respectively.

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

Annaly purchased 4,527,778 shares of stock at the same price per share paid by other investors in the Company’s initial public offering and an additional 5,000,000 shares of stock at the same price per share paid by other investors concurrently in the Company’s March 2011 secondary offering.  As of March 31, 2011 Annaly owned approximately 13% of the Company’s outstanding shares as an equity investment.

The Company uses RCap Securities Inc., or RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear its CMBS trades and RCap receives customary market-based fees and charges in return for such services.

14.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business none of which are currently material to the Company.

The Company has agreed to pay the underwriters of its initial public offering $0.15 per share for each share sold in the initial public offering if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the initial public offering our Core Earnings (as described below) for any such four-quarter period exceeds an 8% performance hurdle rate (as described below).  The performance hurdle rate will be met if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the Company’s initial public offering its Core Earnings for any such four-quarter period exceeds the product of (x) the weighted average of the issue price per share of all public offerings of its common stock, multiplied by the weighted average number of shares outstanding (including any restricted stock units, any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans) in such four-quarter period and (y) 8%.  Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets), any unrealized gains, losses or other non-cash items recorded for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between FIDAC and the Company’s independent directors and after approval by a majority of the Company’s independent directors.

15. Subsequent Events

On March 18, 2011, the Company entered into a definitive asset purchase and sale agreement, or Asset Purchase Agreement, with Barclays Capital Real Estate Inc. and certain of its affiliates (collectively referred to as the Seller, which are affiliates of Barclays Capital Inc.).  Pursuant to the Asset Purchase Agreement, the Seller agreed to sell, and we agreed to purchase, a portfolio of 30 commercial real estate assets, including commercial mortgage loans, subordinate notes and mezzanine loans, relating to 17 underlying properties or groups of properties (the ‘‘Portfolio’’).  The aggregate purchase price of the Portfolio was approximately $586.0 million, payable in cash, which was adjusted based on the outstanding principal balance due at the closing of each asset in the Portfolio.  One of the assets has since been prepaid by the borrower. The aggregate purchase price for the remaining 29 assets was approximately $570 million.  On April 8, 2011, the Company purchased 28 of the remaining 29 assets, for approximately $530 million in cash. The Company and the Seller are working toward consummating the sale of the remaining asset, and expect to purchase this asset in the second quarter of 2011.

On March 28, 2011, the Company announced the sale of 50,000,000 shares of common stock at $11.50 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $539 million.  Concurrently with the sale of these shares Annaly purchased 5,000,000 shares at the same price per share as the public offering, for proceeds of approximately $58 million.  These sales settled on April 1, 2011.  On April 5, 2011, the underwriters exercised their option to purchase an additional 3,500,000 shares of common stock at $11.50 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $38 million.  In total, the Company raised net proceeds of approximately $635 million in these offerings.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ “will,” or similar expressions, we intend to identify forward-looking statements.  Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and strategy;

•	our projected financial and operating results;

•	our ability to obtain and maintain financing arrangements and the terms of such arrangements;

•	financing and advance rates for our targeted assets;

•	general volatility of the markets in which we acquire assets;

•	the implementation, timing and impact of, and changes to, various government programs;

•	our expected assets;

•	changes in the value of our assets;

•	market trends in our industry, interest rates, the debt securities markets or the general economy;

•	rates of default or decreased recovery rates on our assets;

•	our continuing or future relationships with third parties;

•	prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

•	our ability to maintain our qualification as a REIT for federal income tax purposes;

•	ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended;

•	the availability of opportunities in real estate-related and other securities;

•	the availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition;

•	interest rate mismatches between our assets and our borrowings used to finance purchases of such assets;

•	changes in interest rates and mortgage prepayment rates;

•	the effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	our ability to integrate a large portfolio acquired assets into our existing portfolio; and

•	our ability to realize our expectations of the advantages of acquiring the assets in the planned acquisition.

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

Executive Summary

We are a commercial real estate finance company that acquires, manages, and finances, directly or through our subsidiaries, commercial mortgage loans and other commercial real estate debt, commercial mortgage-backed securities, or CMBS, and other commercial real estate-related assets.  We expect that the commercial real estate loans we acquire will be fixed and floating rate first mortgage loans secured by commercial properties.  We may also acquire subordinated commercial mortgage loans and mezzanine loans.  We intend to acquire CMBS which are rated AAA through BBB as well as CMBS that are below investment grade or are non-rated.  The other commercial real estate-related securities and other commercial real estate asset classes will consist of commercial real property, debt and equity tranches of commercial real estate collateralized debt obligations, or CRE CDOs, loans to real estate companies including real estate investment trusts, or REITs, and real estate operating companies, or REOCs, commercial real estate securities and commercial real property.  In addition, we expect to acquire residential mortgage-backed securities, or RMBS, for which a U.S. Government agency such as Ginnie Mae, or a federally chartered corporation such as Fannie Mae and Freddie Mac, guarantees payments of principal and interest on the securities.  We refer to these securities as Agency RMBS.  We refer to Ginnie Mae, Fannie Mae, and Freddie Mac collectively as the Agencies.

We are externally managed by Fixed Income Discount Advisory Company, which we refer to as FIDAC.  FIDAC is a wholly owned subsidiary of Annaly.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending on December 31, 2009.  Our targeted asset classes and the principal investments we expect to make in each include:

Asset Class	Principal Assets
Commercial Mortgage Loans	First mortgage loans that are secured by commercial properties Construction loans
Subordinated Debt	“B-notes,” “C-notes,” and other subordinated notes Mezzanine loans Preferred Equity
Commercial Mortgage-Backed Securities, or CMBS	CMBS rated AAA through BBB CMBS that are rated below investment grade or are non-rated
Commercial Real Property	Office buildings Hotels Retail Industrial Multifamily residential condominiums Other commercial real property including land
Other Commercial Real Estate Assets	Debt and equity tranches of CRE CDOs Loans to real estate companies including REITs and REOCs Commercial real estate securities

Agency RMBS	Single-family residential mortgage pass-through certificates representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal are guaranteed by a U.S. Government agency or federally chartered corporation

We completed our initial public offering on September 22, 2009.  In that offering, and in a concurrent private offering, we raised net proceeds of approximately $257.3 million.  On April 1, 2011, we settled the sale of 50,000,000 shares of common stock at $11.50 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $539 million.  Concurrently with the sale of these shares Annaly purchased 5,000,000 shares at the same price per share as the public offering, for proceeds of approximately $58 million.  On April 5, 2011, the underwriters exercised their option to purchase an additional 3,500,000 shares of common stock at $11.50 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $38 million.  In total, we raised net proceeds of approximately $635 million in these offerings.  We refer to this capital raise as the March 2011 Offering.

Since we commenced operations in September 2009, we have focused our investment activities on acquiring CMBS and on purchasing commercial mortgage loans that have been originated by select high-quality originators.    We expect that over the near term our investment portfolio will be weighted toward commercial real estate loans and other commercial real estate debt, subject to maintaining our REIT qualification and our 1940 Act exemption.

Our principal business objective is to capitalize on the fundamental changes that have occurred and are occurring in the commercial real estate finance industry to provide attractive risk adjusted returns to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation.  In order to capitalize on the changing sets of opportunities that may be present in the various points of an economic cycle, we may expand or refocus our strategy by emphasizing assets in different parts of the capital structure and different real estate sectors.  In the near to medium term, we expect to continue to deploy our capital through the origination and acquisition of commercial first mortgage loans, CMBS, mezzanine financings and other commercial real-estate debt instruments at attractive risk-adjusted yields as well as directly in commercial real property.  We expect to allocate our capital within our targeted asset classes opportunistically based upon our Manager’s assessment of the risk-reward profiles of particular assets.  Our strategy may be amended from time to time, if recommended by our Manager and approved by our board of directors.  If we amend our asset strategy, we are not required to seek stockholder approval.

We use borrowings as part of our financing strategy.  Although we are not required to maintain any particular leverage ratio, the amount of leverage we incur is determined by our Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing our assets, the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of our target assets and the collateral underlying our target assets.  We seek to enhance the returns on our commercial mortgage loan assets, especially loan acquisitions, through securitizations.  If possible, we securitize the senior portion, expected to be equivalent to investment grade rated CMBS, while retaining the subordinate securities in our portfolio.  We use repurchase agreements to finance acquisitions of Agency RMBS with a number of counterparties.  In the future, we may also use other sources of financing to fund the acquisition of our targeted assets, including warehouse facilities and other secured and unsecured forms of borrowing.  We may also seek to raise further equity capital or issue debt securities to fund our future asset acquisitions.

Subject to maintaining our qualification as a REIT, we may, from time to time, utilize derivative financial instruments to mitigate the effects of fluctuations in interest rates and its effects on our asset valuations.  We also may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets.  We may attempt to reduce interest rate risk and to minimize exposure to interest rate fluctuations through the use of match funded financing structures, when appropriate.  We expect these instruments will allow us to minimize, but not eliminate, the risk that we have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings.

All ratios using average equity calculations for the quarter ended March 31, 2011 are calculated using the equity balance excluding the follow-on offerings proceeds.

Current Environment

We believe that the current market environment presents a compelling opportunity to achieve attractive risk adjusted returns in commercial real estate assets. We estimate that approximately $1.6 trillion of commercial and multifamily mortgage debt remain on bank balance sheets and, accordingly, due to years of mandatory de-leveraging, markets are likely to face a void of several hundred billion dollars over this period that must be filled by new mortgage lenders since the supply of debt from traditional lending sources is anticipated to be less than the volume necessary to refinance maturing real estate loans. The volume of issuances of newly created CMBS dropped from $228.6 billion in 2007 to $2.7 billion in 2009 and was recorded at $11.6 billion in 2010. This decline has had a concomitant impact on the supply of capital for new commercial mortgage lending since the net proceeds from newly created CMBS issuances are applied to purchase commercial mortgage loans from loan originators.

Factors Impacting our Operating Results
In addition to the prevailing market conditions, our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial mortgage loans, commercial real estate debt, CMBS and other financial assets in the marketplace. Our net interest income, includes the actual payments we receive and is also impacted by the amortization of purchase premiums and accretion of purchase discounts. Our net interest income varies over time, primarily as a result of changes in interest rates, prepayment rates on our mortgage loans and prepayment speeds, as measured by the Constant Prepayment Rate, or CPR, on our CMBS and RMBS assets. Interest rates and prepayment rates vary according to the type of asset, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans are held directly by us or are included in our CMBS.

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

Changes in Market Interest Rates. With respect to our business operations, increases in interest rates, in general, may over time cause:

•	the interest expense associated with our borrowings to increase;

•	the value of our adjustable rate mortgage loans and adjustable rate MBS, to decline;

•	coupons on our adjustable rate mortgage loans to reset, although on a delayed basis, to higher interest rates;

•
to the extent applicable under the terms of our investments, prepayments on our mortgage loan portfolio, MBS and Agency RMBS to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; and

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase.

Conversely, decreases in interest rates, in general, may over time cause:

•
to the extent applicable under the terms of our investments, prepayments on our mortgage loan and Agency  RMBS portfolio to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts;

•	the interest expense associated with our borrowings to decrease;

•	the value of our mortgage loan, MBS and Agency RMBS portfolio to increase;

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease; and

•	coupons on our adjustable-rate mortgage loans, MBS and Agency RMBS to reset, although on a delayed basis, to lower interest rates

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

Loans and Securities Held for Investment

We purchase CMBS, commercial real estate loans, commercial real estate-related securities and Agency RMBS, a portion of which may be held for investment.  Loans or securities held for investment are intended to be held to maturity and, accordingly, will be reported at amortized cost less an allowance for loan losses.

Securities Held as Available-for-Sale

Our CMBS, commercial real estate-related securities and Agency RMBS may be held as available-for-sale. In accordance with Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, assets classified as available-for-sale are reported at fair value, and unrealized gains and losses included in other comprehensive income.  We analyze assets for impairment and any credit impairment is reflected in the consolidated statements of operations.

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

Classifications of Investment Securities

We expect our assets to consist primarily of commercial real estate debt instruments, CMBS and Agency RMBS that we will classify as either available-for-sale or held-to-maturity.  As such, our assets are classified as available-for-sale will be carried at their fair value in accordance with ASC 320, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings.  Assets held for investment will be stated at their amortized cost, net of deferred fees and costs with income recognized using the effective interest method.  When the estimated fair value of an available-for-sale security is less than amortized cost, we will consider whether there is OTTI in the value of the security. Unrealized losses on securities considered to be other-than-temporary will be recognized in earnings. The determination of whether a security is other-than-temporarily impaired will involve judgments and assumptions based on subjective and objective factors.  Consideration will be given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security and (iii) our intent to sell our investment in the security, or whether it is more likely than not we will be required to sell the security before its anticipated recovery in fair value. Investments with unrealized losses will not be considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investments and if a credit loss does not exist.

Investment Consolidation

When acquiring assets, we evaluate the underlying entity that issued the securities we intend to acquire, or to which we will make a loan to determine the appropriate accounting. We refer, initially, to guidance in ASC 860-Transfers and Servicing and ASC 810, Consolidation, in performing our analysis. ASC 810 addresses consolidation of certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. An entity is subject to consolidation analysis under this guidance if it is determined that the entity is a Variable Interest Entity, or VIE.  In a VIE, the equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns proportional to their ownership.  Variable interest entities within the scope of this guidance are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE has a controlling interest in the VIE.  The assessment of controlling interest shall consider the VIEs purpose and design.  A controlling interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the VIEs economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE and/or the right to receive benefits from the VIE that could potentially be significant to the VIE.  The exemption for a Qualifying Special Purpose Entity or QSPE was eliminated by the January 1, 2010 update to this guidance and implemented ongoing analysis to assess the primary beneficiary.  Currently, this guidance has no material effect on our consolidated financial.

Securitizations

We may periodically enter into transactions in which we sell financial assets, such as commercial mortgage loans, CMBS and other assets. Upon a transfer of financial assets, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions will be recognized using the guidance in ASC 860-Transfers and Servicing, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale--legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control--an entity recognizes the financial and servicing assets it acquired or retained and the liabilities it has incurred, derecognizes financial assets it has sold, and derecognizes liabilities when extinguished. We will determine the gain or loss on sale of mortgage loans by allocating the carrying value of the underlying mortgage between securities or loans sold and the interests retained based on their fair values. The gain or loss on sale is the difference between the total proceeds from the sale and the amount allocated to the securities or loans sold. From time to time, we may securitize mortgage loans we hold if such financing is available. These transactions will be recorded in accordance with ASC 860 and will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “securitized loans” on our balance sheet, depending upon the structure of the securitization transaction.

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

Security transactions will be recorded on the trade date. Realized gains and losses from security transactions will be determined based upon the specific identification method and recorded as gain (loss) on sale of available-for-sale securities and loans held for investment in the consolidated statement of operations.

We account for accretion of discounts or amortization of premiums on available-for-sale securities and real estate loans using the effective interest method.  Such amounts will be included as a component of interest income in the consolidated statement of operations.

Accounting For Derivative Financial Instruments

Our policies permit us to enter into derivative contracts, including interest rate swaps and interest rate caps, as a means of mitigating our interest rate risk. We may use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns.

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

Income Taxes

We have elected and are qualified to be taxed as a REIT beginning with our taxable year ending on December 31, 2009. Accordingly, we will generally not be subject to corporate federal income tax (or applicable state or local taxes) to the extent that we make qualifying distributions to our stockholders, and provided we satisfy on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax (and applicable state and local taxes) and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to our stockholders.

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

Financial Condition

At March 31, 2011, our investment portfolio consisted of $623.6 million of securities and loans.

The following table summarizes certain characteristics of our portfolio at the quarter ended March 31, 2011 and December 31, 2010:

	Quarter ended March 31, 2011	Quarter ended December 31, 2010
	(dollars in thousands)	(dollars in thousands)
Investment portfolio at quarter-end	$623,570	$412,981
Interest bearing liabilities at quarter-end	172,470	172,837
Leverage at quarter-end (Debt:Equity)	0.2:1	0.6:1
Fixed-rate investments as percentage of portfolio	96%	94%
Adjustable-rate investments as percentage of portfolio	4%	6%
Fixed-rate investments
Agency mortgage-backed securities as percentage of fixed-rate assets	34%	-
Commercial mortgage-backed securities as percentage of fixed-rate assets	36%	55%
Commercial mortgage loans as percentage of fixed-rate assets	26%	40%
Commercial preferred equity loans as percentage of fixed-rate assets	4%	5%
Adjustable-rate investments
Commercial mortgage loans as percentage of adjustable-rate assets	100%	100%
Weighted average yield on interest earning assets at quarter-end	6.47%	7.75%
Weighted average cost of funds at quarter-end	3.60%	3.60%

The following table summarizes certain characteristics of each class in our portfolio at March 31, 2011 and December 31, 2010:

	Quarter ended			Quarter ended
	March 31, 2011			December 31, 2010
	CMBS	Loans(1)	Agency	CMBS	Loans(1)	Agency
Weighted average cost basis	$101.4	$96.1	$104.8	$101.4	$96.1	-
Weighted average fair value	$106.6	$96.3	$104.8	$106.3	$96.2	-
Weighted average coupon	5.37%	9.10%	4.78%	5.37%	9.10%	-
Fixed-rate percentage of asset class	100%	87%	100%	100%	87%	-
Adjustable-rate percentage of asset class	-	13%	-	-	13%	-
Weighted average yield on assets at period-end	5.06%	10.46%	3.87%	5.12%	10.40%	-
Weighted average cost of funds at period-end	3.60%	-	-	3.60%	-	-

(1) Includes commercial mortgage loans and commercial preferred equity loans.

Results of Operations

Net Income Summary

Our net income for the quarter ended March 31, 2011 was $4.6 million, or $0.23 per weighted average share.  Our net income for the quarter ended March 31, 2010 was $1.8 million, or $0.10 per weighted average share. Our revenue was generated primarily by interest income.  We attribute the increase in net income to the continued deployment of capital and duration of investments held.   The table below presents the net income summary for the quarters ended March 31, 2011 and 2010:

Net Income Summary
(dollars in thousands, except share and per share data)

	For the Quarter ended March 31, 2011 (unaudited)	For the Quarter ended March 31, 2010 (unaudited)

Net interest income:
Interest income	$7,381	$2,898
Interest expense	1,532	584
Net interest income	5,849	2,314

Realized gains on sale of investments	-	623

Other expenses:
Provision for loan losses	127	15
Management fee	680	317
General and administrative expenses	480	777
Total other expenses	1,287	1,109
Net income before income tax	4,562	1,828
Income tax	1	-
Net income	$4,561	$1,828
Net income per share-basic and diluted	$0.23	$0.10
Weighted average number of shares outstanding-basic and diluted	19,953,445	18,120,112
Comprehensive income:
Net income	4,561	1,828
Other comprehensive income:
Unrealized gain on securities available for sale	641	1,729
Reclassification adjustment for realized (losses) gains included in income	-	(623)
Total other comprehensive income	641	1,106
Comprehensive income	$5,202	$2,934

Interest Income and Average Earning Asset Yield

We had average earning assets of $415.5 million and $165.1 million for the quarters ended March 31, 2011 and 2010, respectively.  Our interest income was $7.4 million and $2.9 million for the quarters ended March 31, 2011 and 2010, respectively.  The annualized yield on our portfolio was 7.10% and 7.01% for the quarters ended March 31, 2011 and 2010, respectively.  We attribute the increase in interest income to the purchase additional assets and the duration that they were held.

Interest Expense and the Cost of Funds

We had average borrowed funds of $172.6 million and total interest expense of $1.5 million for the quarter ended March 31, 2011.  Our average cost of funds was 3.60% for the quarter ended March 31, 2011.  We had average borrowed funds of $65.6 million and interest expense of $584,000 for the quarter ended March 31, 2010.  Our average cost of funds was 3.60% for the quarter ended March 31, 2010.   We attribute the increase in interest expense to the increase of financing to purchase additional assets.

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $5.8 million and $2.3 million for the quarters ended March 31, 2011 and 2010, respectively. Our net interest spread, which equals the yield on our average assets for the quarter less the average cost of funds was 3.51% and 3.41% for the quarters ended March 31, 2011 and March 31, 2010, respectively.  We attribute the increase in net interest spread to the additional purchases of interest earning assets without the use of financing.

The table below shows our average assets held, total interest income, weighted average yield on average interest earning assets at period end, average balance of secured financing agreements, interest expense, weighted average cost of funds at period end, net interest income, and net interest rate spread for the quarters ended March 31, 2011, the year ended December 31, 2010 and the four quarters of 2010.

Net Interest Income
(Ratios have been annualized, dollars in thousands)
			Yield on
	Average		Average					Net
	Earning	Interest	Interest	Average		Average	Net	Interest
	Assets	Earned on	Earning	Debt	Interest	Cost	Interest	Rate
	Held*	Assets	Assets*	Balance	Expense	of Funds	Income	Spread
Quarter ended March 31, 2011	$415,519	$7,380	7.10%	$172,612	$1,532	3.60%	$5,848	3.50%
For the year ended December 31, 2010	$290,150	$20,675	7.13%	$173,341	$5,279	3.60%	$15,395	3.53%
Quarter ended December 31, 2010	$398,285	$7,289	7.32%	$172,947	$1,569	3.60%	$5,721	3.72%
Quarter ended September 30, 2010	$318,188	$5,685	7.15%	$173,226	$1,569	3.60%	$4,116	3.55%
Quarter ended June 30, 2010	$279,020	$4,809	6.89%	$173,678	$1,557	3.61%	$3,252	3.28%
Quarter ended March 31, 2010	$165,107	$2,892	7.01%	$65,633	$584	3.60%	$2,308	3.41%

*Excludes cash and cash equivalents.

The secured financing balances were $172.5 million and $174.0 million for the quarters ended March 31, 2011 and March 31, 2010, respectively.

Gains and Losses on Sales

During the quarter ended March 31, 2011, we had no sales of investments.  We sold assets with a carrying value of $60.6 million resulting in realized gains of $623,000 for the ended March 31, 2010.

Management Fee and General and Administrative Expenses

We paid FIDAC a management fee of $680,000 and $317,000 for the quarters ended March 31, 2011 and 2010, respectively.  The management fee is based on stockholders’ equity.

General and administrative, or G&A, and management fee expenses were $1.2 million and $1.1 million for the quarters ended March 31, 2011 and 2010, respectively.

Total expenses as a percentage of average total assets were 0.54% and 1.23% for the quarters ended March 31, 2011 and 2010, respectively.  The difference is primarily due to the receivable from the March 2011 Offering and the purchase of Agency RMBS.  G&A excluding the March 2011 Offering and including the Agency RMBS is 0.84%.

FIDAC has currently waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the quarters ended March 31, 2011, the year ended December 31, 2010 and the four quarters of 2010.

Management Fees and G&A Expenses and Operating Expense Ratios
(Ratios have been annualized, dollars in thousands)

	Total Management	Total Management	Total Management
	Management Fee	Fee and G&A	Fee and G&A
	and G&A	Expenses/Average	Expenses/Average
	Expenses	Total Assets	Equity
For the quarter ended March 31, 2011	$1,160	0.54%	1.73%
For the year ended December 31, 2010	$3,949	0.93%	1.51%
For the quarter ended December 31, 2010	$1,142	1.02%	1.69%
For the quarter ended September 30, 2010	$861	0.77%	1.29%
For the quarter ended June 30, 2010	$852	0.78%	1.31%
For the quarter ended March 31, 2010	$1,094	1.22%	1.70%

Net Income and Return on Average Equity

Our net income was $4.6 million for the quarter ended March 31, 2011 compared to a net income of $1.8 million for the quarter ended March 31, 2010.  We attribute the increase in net income to continued deployment of capital resulting in an increase in net interest income.   The table below shows our net interest income, total expenses and realized gain, each as a percentage of average equity, and the return on average equity for the quarters ended March 31, 2011, the year ended December 31, 2010 and the four quarters of 2010.

Components of Return on Average Equity
(Ratios have been annualized)

	Net
	Interest	Total	Realized	Return
	Income/	Expenses(1)/	Gain/	on
	Average	Average	Average	Average
	Equity	Equity	Equity	Equity
For the quarter ended March 31, 2011	8.71%	(1.91%)	0.00%	6.80%
For the year ended December 31, 2010	5.89%	(1.60%)	0.24%	4.53%
For the quarter ended December 31, 2010	8.48%	(1.88%)	0.00%	6.60%
For the quarter ended September 30, 2010	6.20%	(1.39%)	0.00%	4.82%
For the quarter ended June 30, 2010	5.05%	(1.47%)	0.00%	3.68%
For the quarter ended March 31, 2010	3.60%	(1.73%)	0.97%	2.85%

(1) Includes provision for loan loss.

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

We have financed our CMBS portfolio with non-recourse financings under the TALF, and based on market conditions we intend to utilize structural leverage through securitizations of commercial real estate loans or CMBS. We, however, also finance the acquisition of Agency RMBS using repurchase agreements with counterparties, which are recourse.  With regard to leverage available under the TALF, the maximum level of allowable leverage is 6.7:1.  With regard to securitizations, the leverage will depend on the market conditions for structuring such transactions.  We anticipate that leverage for Agency RMBS will not exceed 8:1.  Based on current market conditions, we expect to operate within and maintain the leverage levels described above in the near and long term.  We can provide no assurance that we will be able to obtain financing on favorable terms, or at all.

Securitizations

We may seek to enhance the returns on our commercial mortgage loan investments, especially loan acquisitions, through securitization. If available, we may securitize the senior portion, expected to be equivalent to AAA-rated CMBS, while retaining the subordinate securities in our portfolio.

Other Sources of Financing

We may use repurchase agreements with a number of counterparties to finance acquisitions of Agency RMBS. In the future, we may also use other sources of financing to fund the acquisition of our targeted assets, including warehouse facilities and other secured and unsecured forms of borrowing. We may also seek to raise further equity capital or issue debt securities in order to fund our future asset acquisitions.
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

We held cash and cash equivalents of approximately $30.6 million and $150.6 million at March 31, 2011 and March 31, 2010, respectively.

Our operating activities used net cash of approximately $3.4 million for the quarter ended March 31, 2011 and provided proceeds of $343,000 for the quarter ended March 31, 2010.

Our investing activities provided net cash of $482,000 and used net cash of $210.2 million for the quarters ended March 31, 2011 and March 31, 2010, respectively.

Our financing activities for the quarter ended March 31, 2011 used $4.4 million primarily for paying our fourth quarter 2010 dividend. Our financing activities for the period ended December 31, 2010 used $3.3 million primarily to pay our third quarter 2010 dividend. We currently have established uncommitted repurchase agreements for RMBS we may acquire with 8 counterparties.

At March 31, 2011 and December 31, 2010, the secured financing agreements for CMBS had the following remaining maturities:

	March 31, 2011	December 31, 2010
(dollars in thousands)
Overnight	$-	$-
1-30 days	-	-
30 to 59 days	-	-
60 to 89 days	-	-
90 to 119 days	-	-
Greater than or equal to 120 days	172,470	172,837
Total	$172,470	$172,837

We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At March 31, 2011 our total debt was approximately $172.5 million which represented a debt-to-equity ratio of approximately 0.2:1.

Stockholders’ Equity

During the quarter ended March 31, 2011 we declared dividends to common shareholders totaling $4.2 million or $0.23 per share, all of which were paid on April 21, 2011.  During the quarter ended March 31, 2010 we declared dividends to common shareholders totaling $1.3 million or $0.07 per share, all of which were paid April 28, 2010.

On April 1, 2011, we completed the sale of 50,000,000 shares of common stock at $11.50 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $539 million.  Concurrently with the sale of these shares Annaly purchased 5,000,000 shares at the same price per share as the public offering, for proceeds of approximately $58 million.  On April 5, 2011, the underwriters exercised their option to purchase an additional 3,500,000 shares of common stock at $11.50 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $38 million.  In total, we raised net proceeds of approximately $635 million in the March 2011 Offering.

There was no preferred stock issued or outstanding as of March 31, 2011.

Related Party Transactions

Management Agreement

On August 31, 2009, we entered into a management agreement with FIDAC and subsequently amended on September 16, 2009, pursuant to which FIDAC is entitled to receive a management fee and, in certain circumstances, a termination fee and reimbursement of certain expenses as described in the management agreement.  Such fees and expenses do not have fixed and determinable payments.  The management fee is payable quarterly in arrears, and was in an amount equal to 0.50% per annum for the first twelve months of operations, 1.00% per annum for the period after the first twelve months through the eighteenth month of operations, and currently is 1.50% per annum, calculated quarterly, of our stockholders’ equity (as defined in the management agreement).  FIDAC uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

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

Purchases of Common Stock by Affiliates

In connection with our March 2011 Offering we sold Annaly 5,000,000 shares of our common stock at the same price per share paid by other investors in our public offering and as of March 31, 2011 Annaly owned approximately 13% of our outstanding shares of common stock.

Clearing Fees

We use RCap Securities Inc., or RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is paid customary market-based fees and charges in return for such services.

Contractual Obligations and Commitments

We have not entered into any lease or operating obligations.

On March 18, 2011, we entered into the Asset Purchase Agreement with Barclays Capital Real Estate Inc. and certain of its affiliates (the “Seller”), pursuant to which the Seller has agreed to sell, and we have agreed to purchase a portfolio of 30 commercial real estate assets, including commercial mortgage loans, subordinate notes and mezzanine loans, relating to 17 underlying properties or groups of properties, on the terms and subject to the conditions set forth in the Asset Purchase Agreement. One of the assets has since been prepaid by the borrower.  At the initial closing of the remaining 29 assets on April 8, 2011, the required consents for one of the assets had not yet been obtained.

As of March 31, 2011 we financed our CMBS portfolio with non-recourse financings under the TALF.  Pursuant to our non-recourse financing under the TALF, we have entered into a long term debt obligation with the FRBNY.  The table below summarizes our contractual obligation at March 31, 2011 and December 31, 2010.

	March 31, 2011
	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)
Secured financing	$-	$10,762	$161,708	$-	$172,470
Interest expense on secured financing	6,194	12,117	5,378	-	23,689
Total	$6,194	$22,879	$167,086	$-	$196,159

	December 31, 2010
	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)
Secured financing	$-	$10,995	$161,842	$-	$172,837
Interest expense on secured financing	6,205	18,111	939	-	25,255
Total	$6,205	$29,106	$162,781	$-	$198,092

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

During the quarter ended March 31, 2011, we declared dividends to common shareholders totaling $4.2 million or $0.23 per share, which were paid on April 21, 2011.

Capital Resources

At March 31, 2011 we had no material commitments for capital expenditures.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors will influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Subsequent Events

On March 18, 2011, we entered into a definitive asset purchase and sale agreement, or Asset Purchase Agreement, with Barclays Capital Real Estate Inc. and certain of its affiliates (collectively referred to as the Seller, which are affiliates of Barclays Capital Inc.).  Pursuant to the Asset Purchase Agreement, the Seller has agreed to sell, and we agreed to purchase, a portfolio of 30 commercial real estate assets, including commercial mortgage loans, subordinate notes and mezzanine loans, relating to 17 underlying properties or groups of properties (the “Portfolio”).  The aggregate purchase price of the Portfolio was approximately $586.0 million, payable in cash, which was adjusted based on the outstanding principal balance due at the closing of each asset in the Portfolio.  One of the assets has since been prepaid by the borrower. The aggregate purchase price for the remaining 29 assets was approximately $570 million.  On April 8, 2011, we purchased 28 of the remaining 29 assets, for approximately $530 million in cash. The assets purchased include commercial mortgage loans, subordinate notes and mezzanine loans related to the properties in the portfolio. We and the Seller are working toward consummating the sale of the remaining asset, and expect to purchase this asset in the second quarter of 2011.

The following tables present certain characteristics of the Portfolio as of April 8, 2011 and assumes the consummation of the sale of the remaining asset.

Type of Asset	Number of Assets	Current Balance	Weighted Average Coupon Rate	% of Total
	(dollars in thousands)
Mortgage Loans	12	$473,406	2.69%	66%
Subordinate Notes	7	65,738	2.69%	9%
Mezzanine Loans	10	179,186	3.02%	25%
Total	29	718,330		100%

Property Type	Number of Assets	Current Balance	% of Total	Geography	Number of Assets	Current Balance	% of Total
	(dollars in thousands)				(dollars in thousands)
Hotel	9	$352,682	49%	Various (1)	9	207,376	29%
Office	9	$102,056	14%	NY	9	230,726	33%
Condominium	4	$28,867	4%	CA	4	128,316	18%
Multi-family	6	$232,928	33%	NJ	3	13,141	2%
Retail	1	$1,797	0%	Off shore	1	46,000	6%
Total	29	718,330	100%	DC	1	2,771	0%
				TX	1	44,000	6%
				GA	1	46,000	6%
				Total	29	718,330	100%

Year of Origination	Number of Assets	Current Balance	% of Total	Year of Termination	Number of Assets	Current Balance	% of Total
	(dollars in thousands)				(dollars in thousands)
2004	2	4,568	1%	2011	15	413,973	58%
2005	5	41,271	6%	2012	12	190,853	26%
2006	15	393,037	54%	2013	-	-	0%
2007	6	235,454	33%	2014	2	113,504	16%
2008	-	-	-	Total	29	718,330	100%
2009	1	44,000	6%
Total	29	718,330	100%

(1) These assets are secured by portfolios of properties located across multiple states.

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

It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown below and such difference might be material and adverse to our stockholders.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2011 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

	Projected Percentage Change in	Projected Percentage Change in
Change in Interest Rate	Net Interest Income	Portfolio Value
-75 Basis Points	(0.56%)	2.89%
-50 Basis Points	(0.37%)	1.93%
-25 Basis Points	(0.19%)	0.96%
Base Interest Rate	-	-
+25 Basis Points	0.19%	(0.96%)
+50 Basis Points	0.37%	(1.93%)
+75 Basis Points	0.56%	(2.89%)

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

Risk Management

To the extent consistent with maintaining our REIT status, we will seek to manage risk exposure to protect our portfolio of commercial mortgage loans, CMBS, commercial mortgage securities, Agency RMBS and related debt against the credit and interest rate risks. We generally seek to manage our risk by:

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2011. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

	Within 3	3-12	1 Year to	Greater than
	Months	Months	3 Years	3 Years	Total

Rate sensitive assets, principal balance	$25,000	$-	$406,317	$178,024	$609,341
Cash equivalents	30,579	-	-	-	30,579
Total rate sensitive assets	55,579	-	406,317	178,024	639,920

Rate sensitive liabilities	-	-	10,762	161,707	172,469

Interest rate sensitivity gap	$55,579	$-	$395,555	$16,317	$467,451

Cumulative rate sensitivity gap	$55,579	$55,579	$451,134	$467,451

Cumulative interest rate sensitivity
gap as a percentage of total rate
sensitive assets	8.69%	8.69%	70.50%	73.05%

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

Item 4.  CONTROLS AND PROCEDURES

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.  The materialization of any risks and uncertainties identified in our forward looking statements contained in this report together with those previously disclosed in the Form 10-K or subsequent Form 10-Q or those that are presently unforeseen could  result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Risk Associated with Asset Purchase Agreement and the Portfolio

Our acquisition of the Portfolio is on an “as is, where is” basis containing limited representations, warranties and covenants.

On March 18, 2011, we entered into the Asset Purchase Agreement with Barclays Capital Real Estate Inc. and certain of its affiliates (the “Seller”), pursuant to which the Seller agreed to sell, and we agreed to purchase, a portfolio of 30 commercial real estate assets, including commercial mortgage loans, subordinate notes and mezzanine loans, relating to 17 underlying properties or groups of properties on the terms and subject to the conditions set forth in the Asset Purchase Agreement.  We refer to these assets as the Portfolio and to the acquisition of the Portfolio as the Acquisition.

Our acquisition of the Portfolio was primarily on an “as is, where is” basis, which means we bought the assets as they are with limited representations, warranties and covenants being made by the Seller with respect to the condition of the assets and the properties underlying certain of those assets. In addition, the indemnification obligations of the Seller are limited to losses in excess of $10.0 million and are capped, in the aggregate, at $82.1 million. As a result of these limited representations, warranties and covenants, and the monetary limitations on indemnification, we bear a significant amount of the risk associated with the Portfolio and losses associated with the Portfolio, including for conditions existing on the date we acquired the Portfolio. Any related losses could have a material adverse effect on our business and results of operations.

We did not obtain consents necessary to transfer all of the assets in the Portfolio on the initial closing date of the Acquisition, and it is possible one of the assets may never be transferred to us.

Certain assets in the Portfolio require that the Seller obtain a consent from the borrower or another third party in order to transfer the particular asset to us.  At the initial closing of the Acquisition on April 8, 2011, the required consents for one of the assets had not yet been obtained.  The Asset Purchase Agreement obligates the Seller to continue to pursue obtaining the required consents for those excluded assets, and once any required consents are obtained, our purchase of the relevant assets is required to be closed within five business days thereafter.

Further, the Asset Purchase Agreement provides that if any required consents are not obtained by August 1, 2011, then the given asset or assets will not be transferred to us. Thus, it is possible that one asset may not ever be transferred from the Seller to us. Under these circumstances, we would expect to deploy the unused proceeds of the offering and the concurrent private placement to one or more alternative investments, and our decisions in respect of these investments would not be subject to shareholder approval. These alternative investments may not be readily available to us or may yield lower returns than the Portfolio assets, and our growth prospects may be materially impeded.  We may invest proceeds from the offering in short term investments pending our purchase of any assets not purchased on the initial closing date.  These short term investments would likely generate lower returns than we expect to receive from the Portfolio assets.

A large percentage of the assets in the Portfolio are subject to near term maturities, which may require the borrowers to refinance the loans, thus increasing the near term risk of borrower default. In addition, if these assets are repaid on or before their maturity dates, then there is reinvestment risk.

Of the assets we are purchasing in the Portfolio, approximately 58% (by unpaid principal balance as of April 8, 2011) are scheduled to mature before the end of 2011 and an additional 26% (by unpaid principal balance as of April 8, 2011) are scheduled to mature in 2012. Accordingly, the borrowers under those assets will need to either refinance the assets, agree with us to extend the maturities of the assets, or find some other method of repaying the assets.  If a borrower fails to pay the principal amount or extend the maturity of the asset, it would default under the asset, which would expose us to all of the costs, risks and uncertainties inherent in any enforcement action against the borrower, including those in connection with foreclosing on the collateral securing the asset.

If the borrower is successful in repaying or refinancing an asset, then we will have to redeploy the proceeds we receive in repayment.  It is possible that we will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid.  We would expect to redeploy the proceeds we receive in our target assets including CMBS, commercial real estate loans, commercial real property and various other commercial real estate asset classes and Agency RMBS.  To the extent we acquire Agency RMBS, we would expect to use leverage on these assets through repurchase agreements. If we fail to redeploy the proceeds we receive in repayment of a loan in equivalent or better alternatives, our financial performance and returns to investors could suffer.

Assets in the Portfolio may become non-performing and sub-performing assets in the future, which are subject to increased risks relative to performing loans.

Assets in the Portfolio may in the near or the long term become non-performing and sub-performing assets, which are subject to increased risks relative to performing assets. Loans may become non-performing or sub-performing for a variety of reasons, such as the underlying property being too highly leveraged, decreasing income generated from the underlying property, or the financial distress of the borrower, in each case, that results in the borrower being unable to meet its debt service and/or repayment obligations. Such non-performing or sub-performing assets may require a substantial amount of workout negotiations and/or restructuring, which may involve substantial cost and divert the attention of our Manager and management from other activities and entail, among other things, a substantial reduction in interest rate, the capitalization of interest payments and a substantial write-down of the principal of the loan. Even if a restructuring were successfully accomplished, the borrower may not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity.

In the future, it is possible that we may find it necessary or desirable to foreclose on some, if not many, of the loans we acquire, and the foreclosure process may be lengthy and expensive. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses to payment against us (such as lender liability claims and defenses) even when such assertions may have no basis in fact or law, in an effort to prolong the foreclosure action and force the lender into a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the resolution of our claims. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of a loan or a liquidation of the underlying property will further reduce the proceeds and thus increase our loss. Any such reductions could materially and adversely affect the value of the commercial loans in which we invest.

Whether or not our Manager has participated in the negotiation of the terms of a mortgage, there can be no assurance as to the adequacy of the protection of the terms of the loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted that might interfere with enforcement of our rights. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of that real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and increase our loss.

Whole loan mortgages are also subject to “special hazard” risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower’s mortgage debt by a bankruptcy court). In addition, claims may be assessed against us on account of our position as mortgage holder or property owner, including responsibility for tax payments, environmental hazards and other liabilities, which could have a material adverse effect on our results of operations, financial condition and our ability to make distributions to our stockholders.

If we foreclose on an asset, we may come to own and operate the property securing the loan, which would expose us to the risks inherent in that activity.

If we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all. Further, some of the property underlying the assets we are acquiring is of a different type or class than property our Manager has had experience owning directly, including properties such as hotels. Accordingly, we may not manage these properties as well as they might be managed by another owner, and our returns to investors could suffer.  If we foreclose on and come to own property, our financial performance and returns to investors could suffer.

A portion of the assets in the Portfolio are mezzanine loans which involve greater risks of loss than senior loans secured by income-producing properties.

A portion of the assets in the Portfolio are mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan or equity, or in the event a borrower files bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

Our Manager’s and third party service providers’ due diligence of the Portfolio may not reveal all of the liabilities or negative conditions associated with the assets in the Portfolio, which could lead to losses.

Our Manager has assessed various factors and characteristics that are material to the performance of the Portfolio. In making the assessment and otherwise conducting customary due diligence, our Manager will rely on the resources and information available to it. There can be no assurance that our Manager’s due diligence process will uncover all relevant facts or risks. It is possible that negative conditions will be revealed after the Acquisition that adversely affect the value of our portfolio and financial performance.

A portion of the assets in the Portfolio are loans having a subordinated security interest in the applicable underlying collateral (often referred to as B Notes, C Notes, or as Subordinated Notes), and thus are subject to additional risks related to this junior position and the privately negotiated structure and terms of the particular transaction.

A portion of the assets in the Portfolio are B Notes and C Notes, or other Subordinate Notes. A Subordinate Note is a mortgage loan typically (1) secured by a first mortgage on a single large commercial property or group of related properties and (2) subordinated to an A Note (and in the case of a C Note, subordinated to a B Note, and so forth) secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for Subordinate Note holders after payment to more senior note holders. Further, because each transaction is privately negotiated, Subordinate Notes vary in their structural characteristics and subordination terms and risks. For example, the rights of holders of Subordinate Notes to control the collection and/or foreclosure process following a borrower default varies from transaction to transaction. Significant losses related to our Subordinate Notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.

If our Manager has overestimated the yields or incorrectly priced the risks of the Portfolio, we may experience losses.

Our Manager has valued the Portfolio based on expected yields and risks, taking into account estimated future losses on the mortgage loans and the underlying collateral, and the estimated impact of these losses on expected future cash flows and returns. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager has underestimated the asset level losses relative to the price we pay for a particular asset in the Portfolio, we may experience losses with respect to such asset.

The lack of liquidity of the Portfolio assets may adversely affect our business.

The illiquidity of the assets in the Portfolio may make it difficult for us to sell these assets if the need or desire arises. Certain assets such as Subordinate Notes, mezzanine loans and other loans are also particularly illiquid assets due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. Moreover, turbulent market conditions, such as those recently experienced, could significantly and negatively impact the liquidity of assets in the Portfolio. A lack of liquidity would make it difficult or impossible to obtain third party pricing on the assets we purchase. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and the assets can be more difficult to value. In addition, validating third party pricing for illiquid assets may be more subjective than for more liquid assets. As a result, if we are required to quickly monetize one or more illiquid assets, we may realize significantly less than the value at which we have previously recorded those assets. Further, we may face other restrictions on our ability to liquidate an asset in a business entity to the extent that we or our Manager has or could be attributed with material, nonpublic information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

The Acquisition significantly increased the size and change the mix of our portfolio of assets, and we may be unable to successfully integrate the new assets or manage our growth effectively, which could have a material adverse effect on our results of operations and financial condition.

We used a significant amount of the proceeds from the March 2011Offering to consummate the Acquisition. The Acquisition significantly increased the size and change the mix of our portfolio of assets, and we may use any remaining proceeds from the offering to acquire additional assets which would further increase the size of our portfolio. We may be unable to successfully and efficiently integrate the newly-acquired assets into our existing portfolio or otherwise effectively manage our assets or our growth effectively (including incurring higher operating costs). We may prove to lack the resources required to effectively manage our assets, particularly to the extent the assets become stressed. Under these circumstances, our results of operations and financial condition may be materially adversely affected.

Risk Related to Recent Unsolicited Acquisition Proposal

Starwood Property Trust, Inc.’s offer creates certain risks for our equity investors.

Starwood Property Trust, Inc.’s (“Starwood”) unsolicited offer to acquire us and our board’s decision to decline that offer creates certain risks for current and future investors in our common stock. Our board’s decision to decline the offer may be negatively received by our existing shareholders, which could result in negative consequences for us and have an adverse effect on our future stock price. It is possible that we end up in protracted interactions with Starwood, which could be costly and could divert our management’s time and attention from the operation of our business. Further, investors should not assume that Starwood’s offer is an indication that it, or any other party, will seek to acquire us in the future, and investors should not ascribe incremental value to our shares as a result of the Starwood offer.

Risks Related To Our Business

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on our financial results.

We maintain financial reserves to protect against potential losses and conduct a review of the adequacy of these reserves on a quarterly basis. Our reserves reflect management’s current judgment of the probability and severity of losses within our overall portfolio, based on this quarterly review. However, estimation of ultimate loan losses, projected expenses and loss reserves is a complex process and there can be no assurance that management’s judgment will prove to be correct and that reserves will be adequate over time to protect against future losses. Such losses could be caused by factors including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, co-venturers, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. In particular, some of the loans we have acquired or will acquire in the Acquisition may become non-performing in the future in part because of the weak economy and the disruption of the credit markets which have adversely impacted the ability and willingness of many borrowers to service their debt and refinance loans at maturity. If our reserves for credit losses prove inadequate we may suffer additional losses which would have a material adverse effect on our financial performance and results of operations.

We may suffer losses when a borrower defaults on a loan and the underlying collateral value is less than the amount due.

If a borrower defaults on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. Some of our loans are unsecured or are senior only to equity interests in the borrowing entities. These loans are subject to the risk that other lenders in the capital structure may be directly secured by the real estate assets of the borrower or may otherwise have a superior right to repayment. Upon a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the borrower before a default, and, as a result, the value of the collateral may be reduced by acts or omissions by owners or managers of the assets. In addition, the value of the underlying real estate may be adversely affected by some or all of the risks referenced above with respect to our owned real estate.

Some of our loans are backed by individual or corporate guarantees from borrowers or their affiliates. If these guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors, which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Where we do not have recourse to specific collateral pledged to satisfy such guarantees, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged as collateral for other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees. As a result of these factors, we may suffer additional losses which could have a material adverse effect on our financial performance.

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

If the value of the collateral underlying a loan declines or interest rates increase during the term of a loan, a borrower may not be able to obtain the necessary funds to repay our loan at maturity through refinancing because the underlying property revenue cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer additional loss which may adversely impact our financial performance.

We are subject to additional risks associated with loan participations.

Some of our loans are participation interests or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders.  We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings upon a default and the institution of, and control over, foreclosure proceedings.  Similarly, certain participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. We may be adversely affected by this lack of control.

Item 6.  EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto

EXHIBIT INDEX

Exhibit Number	Description
2.1
Asset Purchase Agreement, dated March 18, 2011, among CreXus S Holdings LLC, CreXus S Holdings (Grand Cayman) LLC, Barclays Capital Real Estate Inc. and Barclays Capital Real Estate Finance Inc. (filed as exhibit 2.1 to the Company's Current Report on Form 8-K (filed on March 21, 2011) and incorporated herein by reference).

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
May 09, 2011

By:	/s/ Daniel Wickey
Daniel Wickey
Chief Financial Officer (Principal Financial Officer)
May 09, 2011