Form 10-Q
period 2011-06-30
CreXus Investment Corp.
filed 2011-08-08
CIK 1467027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2011

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

Large accelerated filer☐ Accelerated filer ☑Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at August 5, 2011
Common Stock, $.01 par value	76,620,112

CREXUS INVESTMENT CORP.
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Statements of Financial Condition at June 30, 2011 (Unaudited) and December 31, 2010 (Derived from the audited financial statements at December 31, 2010)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Quarters and Six Months Ended June 30, 2011 and 2010 (Unaudited)	2

Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	3

Consolidated Statements of Cash Flows for the Quarters and Six Months Ended June 30, 2011 and 2010 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	36

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6. Exhibits	43

SIGNATURES	44

CERTIFICATIONS	45

i

PART I.                      FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	June 30, 2011	December 31, 2010 (1)
Assets:	(unaudited)
Cash and cash equivalents	$37,130	$31,019
Available-for-sale:
Commercial mortgage-backed securities, at fair value, pledged as collateral	-	224,112
Agency mortgage-backed securities, at fair value ( includes pledged assets of $49,133)	210,031	-
Held for investment:
Commercial mortgage loans, net of allowance for loan losses ($331 and $224)	697,617	167,671
Preferred equity, net of allowance for loan losses ($38 and $18)	21,212	21,198
Accrued interest receivable	3,500	2,774
Other assets	401	1,661
Total assets	$969,891	$448,435

Liabilities:
Repurchase agreements	$46,550	$-
Secured financing agreements	-	172,837
Accrued interest payable	19	290
Accounts payable and other liabilities	2,838	2,637
Dividends payable	19,155	3,986
Investment management fees payable to affiliate	3,345	650
Total liabilites	71,907	180,400

Stockholders' Equity:
Common stock, par value $0.01 per share, 1,000,000,000
authorized, 76,620,112 and 18,120,112 issued and outstanding	766	181
Additional paid-in-capital	890,741	257,014
Accumulated other comprehensive income	2,748	10,475
Retained earnings	3,729	365
Total stockholders' equity	897,984	268,035
Total liabilities and stockholders' equity	$969,891	$448,435

(1) Derived from the audited consolidated statement of financial condition at December 31, 2010.

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter Ended June 30, 2011	For the Quarter Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010

Net interest income:
Interest income	$12,901	$4,837	$20,281	$7,735
Interest expense	742	1,557	2,274	2,141
Net interest income	12,159	3,280	18,007	5,594

Realized gains on sale of investments	13,925	-	13,925	623

Other expenses:
Provision for loan losses	-	35	127	50
Management fee	3,345	321	4,024	638
General and administrative expenses	614	531	1,093	1,308
Total other expenses	3,959	887	5,244	1,996

Net income before income tax	22,125	2,393	26,688	4,221
Income tax	-	1	1	1
Net income	$22,125	$2,392	$26,687	$4,220

Net income per share-basic and diluted	$0.29	$0.13	$0.55	$0.23
Weighted average number of shares outstanding- basic and diluted	76,466,266	18,120,112	48,365,968	18,120,112

Comprehensive income:
Net income	$22,125	$2,392	$26,687	$4,220
Other comprehensive income (loss):
Unrealized gain on securities available-for-sale	5,557	4,471	6,198	6,200
Reclassification adjustment for realized gains included in net income	(13,925)	-	(13,925)	(623)
Total other comprehensive income (loss)	(8,368)	4,471	(7,727)	5,577
Comprehensive income	$13,757	$6,863	$18,960	$9,797

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)

			Accumulated	Retained
	Common	Additional	Other	Earnings
	Stock Par	Paid-in	Comprehensive	(Accumulated
	Value	Capital	Income	Deficit)	Total
Balance, December 31, 2010	$181	$257,014	$10,475	$365	$268,035

Net income	-	-	-	26,687	26,687
Other comprehensive loss	-	-	(7,727)	-	(7,727)
Net proceeds from common stock
offering with affiliate	50	57,450	-	-	57,500
Net proceeds from common stock
follow-on offerings	535	576,277	-	-	576,812
Common dividends declared, $0.48 per share	-	-	-	(23,323)	(23,323)
Balance, June 30, 2011	$766	$890,741	$2,748	$3,729	$897,984

Balance, December 31, 2009	$181	$257,029	$(373)	$(1,010)	$255,827

Net income	-	-		4,220	4,220
Other comprehensive income	-	-	5,577	-	5,577
Net proceeds (expenses) from
common stock offering	-	(23)	-	-	(23)
Common dividends declared, $0.19 per share	-	-	-	(3,445)	(3,445)
Balance, June 30, 2010	$181	$257,006	$5,204	$(235)	$262,156

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Quarter Ended June 30, 2011	For the Quarter Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010

Cash Flows From Operating Activities:
Net income	$22,125	$2,392	$26,687	$4,220
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment premiums and discounts	(1,094)	35	(1,217)	72
Realized gain on sale of investments	(13,925)	-	(13,925)	(623)
Provision for loan losses	-	35	127	50
Changes in operating assets:
Decrease (increase) in accrued interest receivable	(190)	(446)	(726)	(1,468)
Decrease (increase) in other assets	4,300	144	1,259	279
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(2,191)	77	201	(89)
Increase (decrease) in investment management fee payable to affiliate	2,665	4	2,695	(33)
Increase (decrease) in accrued interest payable	(293)	259	(272)	434
Net cash provided by (used in) operating activities	11,397	2,500	14,829	2,842
Cash Flows From Investing Activities:
Mortgage-backed securities portfolio:
Purchases	(209,923)	-	(209,923)	(244,221)
Sales	214,771	-	214,771	61,194
Principal payments	15,026	449	15,309	554
Loans held for investment portfolio:
Purchases	(545,304)	-	(545,304)	(27,300)
Principal payments	16,359	-	16,558	-
Net cash provided by (used in) investing activities	(509,071)	449	(508,589)	(209,773)
Cash Flows From Financing Activities:
Net proceeds (expense) from common stock offerings	576,812	-	576,812	(23)
Net proceeds from common stock offering with affiliates	57,500	-	57,500	-
Proceeds from repurchase agreements	46,550	-	46,550	-
Proceeds from secured financing	-	-	-	147,929
Payments on secured financing	(172,469)	(453)	(172,837)	-
Dividends paid	(4,168)	(1,268)	(8,154)	(1,268)
Net cash (used in) provided by financing activities	504,225	(1,721)	499,871	146,638
Net increase (decrease) in cash and cash equivalents	6,551	1,228	6,111	(60,293)
Cash and cash equivalents at beginning of period	30,579	150,612	31,019	212,133
Cash and cash equivalents at end of period	$37,130	$151,840	$37,130	$151,840
Supplemental disclosure of cash flow information:
Interest paid	$1,034	$1,300	$1,756	$1,707
Taxes paid	$1	$1	$1	$1
Non cash investing activities:
Net change in unrealized gain on available-for-sale securities	$(8,368)	$4,471	$(7,727)	$5,577
Non cash financing activities:
Common dividends declared, not yet paid	$19,155	$2,174	$19,155	$2,174

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2011
 (unaudited)

1.   Organization

CreXus Investment Corp. (the “Company”) was organized in Maryland on January 23, 2008.  The Company commenced operations on September 22, 2009 upon completion of its initial public offering.  The Company, directly or through its subsidiaries, acquires, manages and finances an investment portfolio of commercial real estate loans and other commercial real estate debt, commercial real property, commercial mortgage-backed securities (“CMBS”), other commercial real estate-related assets and Agency residential mortgage-back securities (“Agency RMBS”) and has elected to be taxed as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  As a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met. The Company’s wholly-owned subsidiaries, CreXus S Holdings, LLC, CreXus S Holdings (Grand Cayman) LLC, CreXus F Asset Holdings, LLC and CreXus TALF Holdings, LLC (collectively, the “Subsidiaries”), are qualified REIT subsidiaries.  As of June 30, 2011, Annaly Capital Management, Inc. (“Annaly”) owned approximately 12.4% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

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

The Company holds its Agency RMBS as available-for-sale, records investments at estimated fair value as described in Note 8 of these consolidated financial statements, and includes unrealized gains and losses in other comprehensive income (loss) in the consolidated statements of operations and comprehensive income. From time to time, as part of the overall management of its portfolio, the Company may sell certain of its Agency RMBS investments and recognize a realized gain or loss as a component of earnings in the consolidated statements of operations and comprehensive income utilizing the specific identification method.

Interest income on Agency RMBS is computed on the remaining principal balance of the investment security. Premium or discount amortization/accretion on Agency RMBS is recognized over the estimated life of the investment using the effective interest method.   Changes to the Company’s assumptions subsequent to the purchase date may increase or decrease the amortization/accretion of premiums and discounts which affects interest income. Changes to assumptions that decrease expected future cash flows may result in other-than-temporary impairment (“OTTI”).

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

(d) Held for Investment - Loans
The Company's commercial mortgages and loans are comprised of fixed-rate and adjustable-rate loans. Mortgages and loans are designated as held for investment and are carried at their principal balance outstanding, plus any premiums or less discounts which are amortized or accreted over the estimated life of the loan, less estimated allowances for loan losses.

(e) Held for Investment - Preferred Equity Interests
The Company's preferred equity interests are comprised of fixed-rate assets. Preferred equity interests are designated as held for investment and are carried at their principal balance outstanding, plus any premiums or less discounts which are amortized or accreted over its estimated life, less estimated allowances for losses.

(f) Allowance for Loan Losses and Reserve for Probable Credit Losses
The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the adequacy of the allowances for loan losses balance on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of evaluating each loan as follows:  the Company reviews loan to value metrics upon either the origination or the acquisition of a new investment but generally not in the course of quarterly surveillance. The Company generally reviews the most recent financial information produced by the borrower, net operating income (“NOI”), debt service coverage ratios (DSCR), property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of its assets, and may consider other factors it deems important. The Company reviews market pricing to determine the ability to refinance the asset.  The Company reviews economic trends, both macro as well as those directly affecting the property, and the supply and demand of competing projects in the sub-market in which the subject property is located. The Company also evaluates the borrower’s ability to manage and operate the properties.

Based on upon the review, loans are assigned an internal rating of “Performing Loans,” “Watch List Loans” or “Workout Loans.”  Loans that are deemed Performing Loans meet all present contractual obligations.  Watch List Loans are loans for which defined as performing loans but whose timing and/or recovery of investment may be under review.  Workout Loans are defined as loans that are either not performing or the Company does not expect to recover its cost basis.

In addition, the Company evaluates the entire portfolio to determine whether a general valuation allowance on the remainder of the loan portfolio is necessary.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio.  The Company charges-off the collateral deficiency on all loans at 90 days past due and, as a result, no specific valuation allowance was maintained at June 30, 2011.

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

(g) Revenue Recognition
Interest income is accrued based on the outstanding principal amount of the securities or loans and their contractual terms. Premiums and discounts associated with the purchase of the securities or loans are amortized into interest income over the projected lives of the securities using the interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions.

(h) Income Taxes
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

(i) Net Income per Share
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

(j) Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as loan loss provisions in reporting period.  Actual results could differ from those estimates.

(k) Recent Accounting Pronouncements

Presentation

Comprehensive Income (ASC 220)

In June 2011, FASB released Accounting Standards Update (“ASU”) 2011-05, which attempts to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (“OCI”).  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of net income and comprehensive income or two separate consecutive statements.  Either presentation requires the presentation on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statements.  There is no change in what must be reported in OCI or when an item of OCI must be reclassified to net income.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  This update will result in additional disclosure, but has no material effect on the Company’s consolidated financial statements.

Assets

Receivables (ASC 310)

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

In May 2011, FASB release ASU 2011-04 further converging US GAAP and International Financial Reporting Standards (“IFRS”) by providing common fair value measurement and disclosure requirements.  The amendments in this Update change the wording used to describe the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  These include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2011.  This update may result in additional disclosure, however will have no effect on the Company’s consolidated financial statements.

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

3. Cash and Cash Equivalents

The Company had $37.1 million and $31.0 million in money market funds held at an independent national banking institution for the quarters ended June 30, 2011 and December 31, 2010, respectively, and earned $3 thousand and $6 thousand for the quarters ended June 30, 2011 and December 31, 2010, respectively.  The average cash balance was $73.1 million and $38.2 million with annualized yields on average cash balances of 0.01% and 0.06% for the quarters ended June 30, 2011 and December 31, 2010, respectively.

4.   Commercial Mortgage Backed Securities

During the quarter ended June 30, 2011, the Company sold CMBS with a carrying value of $200.8 million for proceeds of $214.8 million for a realized gain of $13.9 million. The remaining CMBS, which had a carrying value of $12.4 million, paid off in full for proceeds of $12.6 million.  The Company had no CMBS sales for the quarter ended June 30, 2010.

5.   Agency Mortgage Backed Securities, Available-for-Sale

The following table represents the Company's available-for-sale Agency RMBS portfolio as of June 30, 2011 which are carried at their fair value.

June 30, 2011
(dollars in thousands)
Agency RMBS, Gross	$197,857
Unamortized premium	9,426
Amortized cost	207,283

Unrealized gain	2,748

Fair value	$210,031

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities. Actual maturities of the Company's mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table summarizes the Company's available-for-sale Agency RMBS at June 30, 2011 according to their weighted-average life classifications:

	June 30, 2011
	(dollars in thousands)
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon

Less than one year	$-	$-	-
Greater than one year
less than five years	210,031	207,283	4.78%
Greater than five years	-	-	-

Total	$210,031	$207,283	4.78%

The weighted-average lives of the Agency RMBS in the tables above are based on data provided through dealer quotes, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.

At June 30, 2011 the Company held no Agency RMBS at an unrealized loss.

6.  Commercial Mortgage Loans Held for Investment

The following tables represent the Company's commercial mortgage loans classified as held for investment at June 30, 2011 and December 31, 2010, which are carried at their principal balance outstanding less an allowance for loan losses:

	June 30, 2011			December 31, 2010

			Percentage			Percentage
	Outstanding	Carrying	of Loan	Outstanding	Carrying	of Loan
	Principal	Value	Portfolio	Principal	Value	Portfolio
	(dollars in thousands)
First mortgages	509,172	384,469	59.9%	38,189	34,873	21.7%
Subordinated notes	107,548	92,844	12.7%	42,051	37,776	24.0%
Mezzanine loans	232,967	220,304	27.4%	95,250	95,022	54.3%
Total	849,687	697,617	100.0%	175,490	167,671	100.0%

	For the quarter ended	For the year ended
	June 30, 2011	December 31, 2010
	(dollars in thousands)
Beginning balance	$174,957	$39,998
Purchases, principal balance	690,755	135,699
Net remaining premium and discount	(151,736)	(7,597)
Principal payments	(16,359)	(207)
Less: allowance for loan losses	-	(222)
Commercial mortgage loans held for investment
	$697,617	$167,671

The following table summarizes the changes in the allowance for loan losses for the commercial mortgage loan portfolio for the quarters ended June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(dollars in thousands)

Balance, beginning of period	$331	$2
Provision for loan loss	-	222
Charge-offs	-	-

Balance, end of period	$331	$224

The following tables present certain characteristics of the Company’s commercial mortgage loan portfolio as of June 30, 2011 and December 31, 2010.

June 30, 2011

Geographic Distribution	Remaining Balance		Property
Top 5 States	(dollars in thousands)	% of Loans	Count
New York	$ 248,351	28.6%	25
California	199,741	23.0%	36
Florida	88,847	10.2%	8
Pennsylvania	69,723	7.3%	11
Georgia	47,560	7.5%	5

December 31, 2010

Geographic Distribution	Remaining Balance		Property
Top 5 States	(dollars in thousands)	% of Loans	Count
Illinois	$ 43,731	24.9%	5
Texas	32,099	18.3%	4
California	30,240	17.2%	5
Pennsylvania	25,311	14.4%	4
Colorado	18,951	10.8%	2

June 30, 2011

Property Type	Number of Assets	Current Balance	% of Total
	(dollars in thousands)
Hotel	8	$308,681	36%
Multi-family	5	$219,007	26%
Office	16	$207,876	25%
Retail	4	$87,002	10%
Condominium	4	$27,123	3%
Total	37	849,689	100%

December 31, 2010

Property Type	Number of Assets	Current Balance	% of Total
	(dollars in thousands)
Office	6	$90,040	51%
Retail	3	$85,448	49%
Total	9	175,488	100%

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses.  Based on this analysis, the Company did not record a specific or general provision for loan losses for the quarter ended June 30, 2011 compared to $127 thousand for the quarter ended December 31, 2010, representing 1.5% of the Company's mortgage loan portfolio over the life of the loan.  At June 30, 2011, there were no loans past due and all loans were accruing interest.  The Company evaluated the loan it characterized as a Workout Loan as to whether it should provide for a loan loss and has determined that because the estimated value of the collateral underlying the loan exceeded the Company's purchase price of the loan, the Company would not recognize a loan loss. The following table presents the loan type and internal rating for the loans as of June 30, 2011 and December 31, 2010.

June 30, 2011

	Outstanding	Percentage	Internal Ratings
	Principal	of Loan	Performing	Watchlist	Workout
Investment type	(dollars in thousands)	Portfolio	Loans	Loans	Loans
First mortgages	509,172	59.9%	466,665	-	42,507
Subordinated notes	107,548	12.7%	84,877	-	22,671
Mezzanine loans	232,967	27.4%	232,967	-	-
	849,687	100.0%	784,509	-	65,178

December 31, 2010

	Outstanding	Percentage	Internal Ratings
	Principal	of Loan	Performing	Watchlist	Workout
Investment type	(dollars in thousands)	Portfolio	Loans	Loans	Loans
First mortgages	38,189	21.7%	38,189	-	-
Subordinated notes	42,051	24.0%	42,051	-	-
Mezzanine loans	95,250	54.3%	95,250	-	-
	175,490	100.0%	175,490	-	-

7. Preferred Equity Held for Investment

The following table represents the Company's preferred equity classified as held for investment at June 30, 2011 and December 31, 2010, which are carried at their principal balance outstanding less an allowance for loan losses:

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Beginning balance	$22,686	$-
Purchases, principal balance	-	22,718
Net remaining premium and discount	(1,474)	(1,502)
Principal payments	-	-
Less: allowance for loan losses	-	(18)
Mortgages, loans and preferred equity heldfor investment	$21,212	$21,198

The following table summarizes the changes in the allowance for loan losses for the preferred equity for the quarters ended June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(dollars in thousands)

Balance, beginning of period	$38	$-
Provision for loan loss	-	18
Charge-offs	-	-

Balance, end of period	$38	$18

The Company’s preferred equity portfolio had a principal balance of $22.7 million as of June 30, 2011 and December 31, 2010.  It is a single property that is an office space in Illinois.  The Company’s preferred equity had a yield of 10.88% and 12.37% as of June 30, 2011 and December 31, 2010, respectively.

8.  Fair Value Measurements

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

CMBS and Agency RMBS

All assets classified as available-for-sale are reported at their estimated fair value, based on market prices.  The Company determines the fair value of its investment securities utilizing a pricing model that incorporates such factors as coupon, prepayment speeds, weighted average life, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, expected losses, expected default severity, credit enhancement, and other pertinent factors.  Management will review the fair values generated by the model to determine whether prices are reflective of the current market.  Management will perform a validation of the fair value calculated by the internal pricing model by comparing its results to one or more independent prices provided by dealers in the securities and/or third party pricing services.

During times of market dislocation, as has been experienced for some time, the observability of prices and inputs can be reduced for certain instruments.  If dealers or independent pricing services are unable to provide a price for an asset or if the Company deems the price provided by such dealers or independent pricing services to be unreliable, then the Company will determine the fair value of the asset in good faith.  In addition, validating third party pricing for the Company’s investments may be more subjective as fewer participants may be willing to provide this service to the Company.  Illiquid investments typically experience greater price volatility as a ready market does not exist.  As fair value is not an entity specific measure and is a market based approach which considers the value of an asset or liability from the perspective of a market participant, observability of prices and inputs can vary significantly from period to period.  A condition such as this can cause instruments to be reclassified from Level 2 to Level 3 when the Company is unable to obtain third party pricing verification.

Repurchase Agreements

The Company records repurchase agreements at their contractual amounts including accrued interest payable.  Repurchase agreements are collateralized financing transactions utilized by the Company to acquire investment securities.  Due to the short term nature of these financial instruments, the Company estimated the fair value of these repurchase agreements to be the contractual obligation plus accrued interest payable at maturity.

The Company's financial assets and liabilities carried at fair value on a recurring basis are valued at June 30, 2011 and December 31, 2010 as follows:

	June 30, 2011
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Agency RMBS	$-	$210,031	$-

	December 31, 2010
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Commercial mortgage-backed securities	$-	$224,112	$-

Commercial mortgage loan assets totaled $697.6 million and $167.7 million at June 30, 2011 and December 31, 2010, respectively.  These loans are held for investment and are recorded at amortized cost less an allowance for loan losses which approximates fair value.  Due to the stable interest rate environment, the fair value of the assets remain as recorded.

Preferred equity interests totaled $21.2 million and $21.2 million at June 30, 2011 and December 31, 2010, respectively.  These preferred equity interests are held for investment and are recorded at amortized cost less an allowance for loan losses which approximates fair value.  Due to the stable interest rate environment, the fair value of the assets remain as recorded.

9.  Repurchase Agreements

The Company had outstanding $46.6 million repurchase agreements with weighted average borrowing rates of 0.20% as of June 30, 2011.  Agency RMBS pledged as collateral under these repurchase agreements had an estimated fair value of $49.1 million at June 30, 2011.

At June 30, 2011 the repurchase agreements had the following remaining maturities:

June 30, 2011
(dollars in thousands)
Overnight	$-
1-30 days	46,550
30 to 59 days	-
60 to 89 days	-
90 to 119 days	-
Greater than or equal to 120 days	-
Total	$46,550

The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparty as of June 30, 2011.

10.  Common Stock

During the quarter and six months ended June 30, 2011, the Company declared dividends to common shareholders totaling $19.2 million or $0.25 per share and $23.3 million or $0.48 per share, respectively, of which $19.2 million or $0.25 per share was paid to shareholders on July 28, 2011.

During the quarter and six months ended June 30, 2010, the Company declared dividends to common shareholders totaling $2.2 million or $0.12 per share and $3.4 million or $0.19 per share, respectively, of which $2.2 million or $0.12 per share was paid to shareholders on July 28, 2010.

On March 28, 2011, the Company announced the sale of 50,000,000 shares of common stock at $11.50 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $577 million.  Concurrently with the sale of these shares Annaly purchased 5,000,000 shares at the same price per share as the public offering, for proceeds of approximately $58 million.  These sales settled on April 1, 2011.  On April 5, 2011, the underwriters exercised their option to purchase an additional 3,500,000 shares of common stock at $11.50 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $38 million.  In total, the Company raised net proceeds of approximately $635 million in these offerings.

There was no preferred stock issued or outstanding as of June 30, 2011 and December 31, 2010.

11.  Equity Incentive Plan

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

12.  Income Taxes

As a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met.  During the quarter ended June 30, 2011, the Company recorded zero income tax expense related to state taxes and federal taxes on undistributed income. At June 30, 2010, the Company recorded zero income tax expense related to state taxes and federal taxes on undistributed income.

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

13.  Credit Risk and Interest Rate Risk

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

14.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, a wholly owned subsidiary of Annaly, which provides for an initial term through December 31, 2013 with an automatic one-year extension option and is subject to certain termination rights.  The Company pays FIDAC a quarterly management fee equal to 1.50% per annum of our stockholders’ equity (as defined in the management agreement) of the Company.  Management fees accrued and subsequently paid to FIDAC were $3.3 million and $321 thousand for the quarters ended June 30, 2011 and 2010, respectively.

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

Annaly purchased 4,527,778 shares of stock at the same price per share paid by other investors in the Company’s initial public offering and an additional 5,000,000 shares of stock at the same price per share paid by other investors concurrently in the Company’s March 2011 secondary offering.  As of June 30, 2011 Annaly owned approximately 12.4% of the Company’s outstanding shares as an equity investment.

The Company uses RCap Securities Inc., or RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear its CMBS trades and RCap receives customary market-based fees and charges in return for such services.

15.  Commitments and Contingencies

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

16. Subsequent Events

The Company has been advised by a borrower that one of its commercial mortgage loans, with a principal balance of $65.2 million, will not be repaid at maturity and instead the borrower will default in its obligations.  The Company intends to pursue resolutions for this loan through a variety of strategies, including potentially taking title to the collateral underlying this loan.  The Company purchased this loan at a discount, and has evaluated this loan as to whether it should provide for a loan loss. The Company determined that because the collateral underlying the loan exceeded the Company's purchase price of the loan, the Company would not recognize a loan loss.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ “will,” or similar expressions, we intend to identify forward-looking statements.  Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and strategy;

•	our projected financial and operating results;

•	our ability to obtain and maintain financing arrangements and the terms of such arrangements;

•	financing and advance rates for our targeted assets;

•	general volatility of the markets in which we acquire assets;

•	the implementation, timing and impact of, and changes to, various government programs;

•	our expected assets;

•	changes in the value of our assets;

•	market trends in our industry, interest rates, the debt securities markets or the general economy;

•	rates of default or decreased recovery rates on our assets;

•	our continuing or future relationships with third parties;

•	prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

•	our ability to maintain our qualification as a REIT for federal income tax purposes;

•	ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended;

•	the availability of opportunities in real estate-related and other securities;

•	the availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition;

•	interest rate mismatches between our assets and our borrowings used to finance purchases of such assets;

•	changes in interest rates and mortgage prepayment rates;

•	the effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	our ability to integrate acquired assets into our existing portfolio; and

•	our ability to realize our expectations of the advantages of acquiring assets.

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

Executive Summary

We are a commercial real estate company that acquires, manages, and finances, directly or through our subsidiaries, commercial mortgage loans and other commercial real estate debt, commercial real property, commercial mortgage-backed securities, or CMBS, other commercial real estate-related assets and Agency residential mortgage-backed securities.  We expect that the commercial real estate loans we acquire will be fixed and floating rate first mortgage loans secured by commercial properties.  We may also acquire subordinated commercial mortgage loans and mezzanine loans.  In addition to the commercial real estate lending we presently engage in, we also intend to provide long-term sale-leaseback and build-to-suit transactions for companies in the U.S. and in Europe. We intend to invest in commercial properties domestically and internationally that are triple net leased to corporate tenants.  The triple net leases require that each tenant pays substantially all of the costs associated with operating and maintaining the property, including real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance and capital expenditures.  We also expect to acquire commercial real property as part of our resolution of commercial mortgage loans and other commercial real estate debt where a borrower defaults in their obligations and we take title to the collateral underlying the commercial mortgage loans and other commercial real estate debt through foreclosure or other means.

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

Agency RMBS
Single-family residential mortgage pass-through certificates representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal are guaranteed by a U.S. Government agency or federally chartered corporation

Our principal business objective is to capitalize on the fundamental changes that have occurred and are occurring in the commercial real estate finance industry to provide attractive risk adjusted returns to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation.  In order to capitalize on the changing sets of opportunities that may be present in the various points of an economic cycle, we may expand or refocus our strategy by emphasizing assets in different parts of the capital structure and different real estate sectors.  In the near to medium term, other than the acquisition of the Portfolio, we expect to continue to deploy our capital through the origination and acquisition of commercial first mortgage loans, CMBS, mezzanine financings and other commercial real-estate debt instruments at attractive risk-adjusted yields as well as directly in commercial real property.  We expect to allocate our capital within our targeted asset classes opportunistically based upon our Manager’s assessment of the risk-reward profiles of particular assets.  Our strategy may be amended from time to time, if recommended by our Manager and approved by our board of directors.  If we amend our asset strategy, we are not required to seek stockholder approval.

We expect that over the near term our investment portfolio will be weighted toward commercial real estate loans and other commercial real estate debt, subject to maintaining our REIT qualification and our 1940 Act exemption.

We use borrowings as part of our financing strategy.  Although we are not required to maintain any particular leverage ratio, the amount of leverage we incur is determined by our Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing our assets, the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of our target assets and the collateral underlying our target assets.  We may enhance the returns on our commercial mortgage loan assets, especially loan acquisitions, through securitizations.  If possible, we may securitize the senior portion, expected to be equivalent to investment grade rated CMBS, while retaining the subordinate securities in our portfolio.  We use repurchase agreements to finance acquisitions of Agency RMBS with a number of counterparties.  We expect to leverage our triple net lease investments.  In the future, we may also use other sources of financing to fund the acquisition of our targeted assets, including warehouse facilities and other secured and unsecured forms of borrowing.  We may also seek to raise further equity capital or issue debt securities to fund our future asset acquisitions.

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

Change in Fair Value of our Assets. It is our business strategy to hold our targeted assets as long-term investments. As such, we expect that the majority of our Agency RMBS,  will be carried at their fair value, as available-for-sale securities in accordance with ASC 320 Investments in Debt and Equity Securities, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings. As a result, we do not expect that changes in the fair value of the assets will normally impact our operating results. At least on a quarterly basis, however, we will assess both our ability and intent to continue to hold such assets as long-term investments. As part of this process, we will monitor our targeted assets for other-than-temporary impairment, or OTTI, including OTTI attributable to credit losses. A change in our ability or intent to continue to hold any of our investment securities could result in our recognizing an impairment charge or realizing losses upon the sale of such securities.

Credit Risk. We may be exposed to various levels of credit risk depending on the nature of our investments and the nature and level of the assets underlying the investments and credit enhancements, if any, supporting our assets. FIDAC and FIDAC’s Investment Committee approve and monitor credit risk and other risks associated with each investment.  We review loan to value metrics upon either the origination or the acquisition of a new investment but generally not in the course of quarterly surveillance. We generally review the most recent financial information produced by the borrower, net operating income (NOI), debt service coverage ratios (DSCR), property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of its assets, and may consider other factors it deems important. We review market pricing to determine the refinance ability of the asset.  We review economic trends, both macro as well as those directly affecting the property, and the supply and demand of competing projects in the sub-market in which the subject property is located. We also evaluate the borrower’s ability to manage and operate the properties.

Based on upon the review, loans are assigned an internal rating of Performing Loans, Watch List Loans or Workout Loans.   Loans that are deemed Performing Loans meet all present contractual obligations.  Watch List Loans are defined as performing loans but whose timing and/or recovery of investment may be under review.  Workout Loans are defined as those either not performing or we do not expect to recover its cost basis.

Size of Portfolio. The size of our portfolio, as measured by the aggregate unpaid principal balance of our mortgage loans and aggregate principal balance of our mortgage related securities and the other assets we own is also a key revenue driver. Generally, as the size of our portfolio grows, the amount of interest income we receive increases. The larger portfolio, however, may drive increased expenses if we incur additional interest expense to finance the purchase of our assets.

Changes in Market Interest Rates. With respect to our business operations, increases in interest rates, in general, may over time cause:

•	the interest expense associated with our borrowings to increase;

•	the value of our adjustable rate mortgage loans and adjustable rate CMBS and Agency RMBS, to decline;

•	coupons on our adjustable rate mortgage loans to reset, although on a delayed basis, to higher interest rates;

•
to the extent applicable under the terms of our investments, prepayments on our mortgage loan portfolio, CMBS and Agency RMBS to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; and

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

•	the interest expense associated with our borrowings to decrease;

•	the value of our mortgage loan, CMBS and Agency RMBS portfolio to increase;

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease; and

•	coupons on our adjustable-rate mortgage loans, CMBS and Agency RMBS to reset, although on a delayed basis, to lower interest rates

Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

Financial Condition

At June 30, 2011, our investment portfolio consisted of $928.9 million of securities and loans.

The following table summarizes certain characteristics of our portfolio at the quarter ended June 30, 2011 and December 31, 2010:

	Quarter Ended June 30, 2011	Quarter Ended December 31, 2010
	(dollars in thousands)
Investment portfolio at quarter-end	$928,860	$412,981
Interest bearing liabilities at quarter-end	46,550	172,837
Leverage at quarter-end (Debt:Equity)	0.1:1	0.6:1
Fixed-rate investments as percentage of portfolio	38%	94%
Adjustable-rate investments as percentage of portfolio	62%	6%
Fixed-rate investments
Agency mortgage-backed securities as percentage of fixed-rate assets	49%	-
Commercial mortgage-backed securities as percentage of fixed-rate assets	-	55%
Commercial mortgage loans as percentage of fixed-rate assets	46%	40%
Commercial preferred equity loans as percentage of fixed-rate assets	5%	5%
Adjustable-rate investments
Commercial mortgage loans as percentage of adjustable-rate assets	100%	100%
Weighted average yield on interest earning assets at quarter-end	4.72%	7.75%
Weighted average cost of funds at quarter-end	0.20%	3.60%

The following table summarizes certain characteristics of each class in our portfolio at June 30, 2011 and December 31, 2010:

	Quarter Ended			Quarter Ended
	June 30, 2011			December 31, 2010
	Commercial Loans	Preferred Equity	Agency MBS	CMBS	Commercial Loans	Preferred Equity
Weighted average cost basis	$ 82.1	$ 93.4	$ 104.8	$ 101.4	$ 95.5	$ 93.4
Weighted average fair value	$ 82.1	$ 93.5	$ 106.2	$ 106.3	$ 95.7	$ 93.4
Weighted average coupon	3.96%	10.09%	4.78%	5.37%	8.80%	10.09%
Fixed-rate percentage of asset class	22%	100%	100%	100%	76%	100%
Adjustable-rate percentage of asset class	78%	-	-	-	13%	-
Weighted average yield on assets at period-end	4.70%	10.88%	4.12%	5.12%	10.30%	12.37%
Weighted average cost of funds at period-end	-	-	0.20%	3.60%	-	-

Results of Operations

    Net Income Summary

           Our net income for the quarter and six months ended June 30, 2011 was $22.1 million and $26.7 million, respectively, or $0.29 and $0.55 per weighted average share, respectively.  Our net income for the quarter and six months ended June 30, 2010 was $2.4 million and $4.2, respectively, or $0.13  and  $0.23 per weighted average share. Our revenue was generated primarily by interest income.  We attribute the increase in net income in each period to the continued deployment of capital and increase in interest earning assets.   The table below presents the net income summary for the quarters and six months ended June 30, 2011 and 2010:

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERA`TIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter ended June 30, 2011	For the Quarter ended June 30, 2010	For the Six Months ended June 30, 2011	For the Six Months ended June 30, 2010

Net interest income:
Interest income	$12,901	$4,837	$20,281	$7,735
Interest expense	742	1,557	2,274	2,141
Net interest income	12,159	3,280	18,007	5,594

Realized gains on sale of investments	13,925	-	13,925	623

Other expenses:
Provision for loan losses	-	35	127	50
Management fee	3,345	321	4,024	638
General and administrative expenses	614	531	1,093	1,308
Total other expenses	3,959	887	5,244	1,996

Net income before income tax	22,125	2,393	26,688	4,221
Income tax	-	1	1	1
Net income	$22,125	$2,392	$26,687	$4,220

Net income per share-basic and diluted	$0.29	$0.13	$0.55	$0.23
Weighted average number of shares outstanding- basic and diluted	76,466,266	18,120,112	48,365,968	18,120,112

Comprehensive income:
Net income	$22,125	$2,392	$26,687	$4,220
Other comprehensive income (loss):
Unrealized gain on securities available-for-sale	5,557	4,471	6,198	6,200
Reclassification adjustment for realized gains included in net income	(13,925)	-	(13,925)	(623)
Total other comprehensive income (loss)	(8,368)	4,471	(7,727)	5,577
Comprehensive income (loss)	$13,757	$6,863	$18,960	$9,797

Interest Income and Average Earning Asset Yield

We had average earning assets of $1.1 billion and $279.0 million for the quarters ended June 30, 2011 and 2010, respectively.  Our interest income was $12.9 million and $4.8 million for the quarters ended June 30, 2011 and 2010, respectively.  The annualized yield on our portfolio was 4.64% and 6.89% for the quarters ended June 30, 2011 and 2010, respectively.  We attribute the increase in interest income to the purchase of additional assets.

We had average earning assets of $766.1 million and $222.1 million for the six months ended June 30, 2011 and June 30, 2010, respectively.  Our interest income was $20.3 million and $7.7 million for the six months ended June 30, 2011 and 2010, respectively.  The annualized yield on our portfolio was 5.29% and 6.94% for the six months ended June 30, 2011 and 2010, respectively.  We attribute the increase in interest income to the purchase of additional assets.

Interest Expense and the Cost of Funds

We had average borrowed funds of $119.0 million and total interest expense of $742 thousand for the quarter ended June 30, 2011.  Our average cost of funds was 2.49% for the quarter ended June 30, 2011.  We had average borrowed funds of $173.7 million and interest expense of $1.6 million for the quarter ended June 30, 2010.  Our average cost of funds was 3.61% for the quarter ended June 30, 2010.   We attribute the decrease in interest expense to the decrease of assets financed and a lower cost of funds.

We had average borrowed funds of $145.6 million and total interest expense of $2.3 million for the six months ended June 30, 2011.  Our average cost of funds was 3.12% for the six months ended June 30, 2011.  We had average borrowed funds of $119.7 million and interest expense of $2.1 million for the six months ended June 30, 2010.  Our average cost of funds was 3.61% for the six months ended June 30, 2010.   We attribute the increase in interest expense to the duration of the financing of the assets.

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $12.2 million and $3.3 million for the quarters ended June 30, 2011 and 2010, respectively. Our net interest spread, which equals the yield on our average assets for the quarter less the average cost of funds, was 2.15% and 3.28% for the quarter ended June 30, 2011 and June 30, 2010, respectively.  We attribute the decrease in net interest spread to the additional purchases of interest earning assets with lower annualized yields.

Our net interest income totaled $18.0 million and $5.6 million for the six months ended June 30, 2011 and 2010, respectively. Our net interest spread, which equals the yield on our average assets for the quarter less the average cost of funds, was 2.17% and 3.33% for the six months ended June 30, 2011 and June 30, 2010, respectively.  We attribute the decrease in net interest spread to the additional purchases of interest earning assets with a lower annualized yield.

The table below shows our average assets held, total interest income, weighted average yield on average interest earning assets at period end, average balance of secured financing agreements, interest expense, weighted average cost of funds at period end, net interest income, and net interest rate spread for the quarters ended June 30, 2011 and March 31, 2011, the year ended December 31, 2010 and the four quarters of 2010.

Net Interest Income
(Ratios have been annualized, dollars in thousands)
			Yield on
	Average		Average	Average				Net
	Earning	Interest	Interest	Interest		Average	Net	Interest
	Assets	Earned on	Earning	Bearing	Interest	Cost	Interest	Rate
	Held*	Assets	Assets*	Liabilities	Expense	of Funds	Income	Spread
Quarter ended June 30, 2011	$1,112,767	$12,898	4.64%	$118,965	$742	2.49%	$12,156	2.15%
Quarter ended March 31, 2011	$415,519	$7,380	7.10%	$172,612	$1,532	3.60%	$5,848	3.50%
For the year ended December 31, 2010	$290,150	$20,675	7.13%	$173,341	$5,279	3.60%	$15,395	3.53%
Quarter ended December 31, 2010	$398,285	$7,289	7.32%	$172,947	$1,569	3.60%	$5,721	3.72%
Quarter ended September 30, 2010	$318,188	$5,685	7.15%	$173,226	$1,569	3.60%	$4,116	3.55%
Quarter ended June 30, 2010	$279,020	$4,809	6.89%	$173,678	$1,557	3.61%	$3,252	3.28%
Quarter ended March 31, 2010	$165,107	$2,892	7.01%	$65,633	$584	3.60%	$2,308	3.41%

*Excludes cash and cash equivalents.

Gains and Losses on Sales

During the quarter ended June 30, 2011, we sold CMBS with a carrying value of $200.8 million resulting in realized gains of $13.9 million.  We did not sell CMBS during the quarter ended June 30, 2010.

During the six months ended June 30, 2011, we sold CMBS with a carrying value of $200.8 million resulting in realized gains of $13.9 million.  During the six months ended June 30, 2010, we sold assets with a carrying value of $60.6 million resulting in realized gains of $623 thousand.

Management Fee and General and Administrative Expenses

We paid FIDAC a management fee of $3.3 million and $321 thousand for the quarters ended June 30, 2011 and 2010, respectively.  We paid FIDAC a management fee of $4.0 million and $638 thousand for the six months ended June 30, 2011 and 2010, respectively. The management fee is calculated as a percentage of  stockholders’ equity (as defined in the management agreement).

General and administrative, or G&A, and management fee expenses were $4.0 million and $0.9 million for the quarters ended June 30, 2011 and 2010, respectively.   General and administrative, or G&A, and management fee expenses were $5.2 million and $2.0 million for the six months ended June 30, 2011 and 2010, respectively.

Total expenses as a percentage of average total assets were 1.42% and 0.78% for the quarters ended June 30, 2011 and 2010, respectively.  The difference is primarily due to ramp of the management fee to the full 1.5% per annum at June 30, 2011 from 0.5% per annum at June 30, 2010.

FIDAC has currently waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the quarters ended June 30, 2011, March 31, 2011 and the year ended December 31, 2010 and the four quarters of 2010.

Management Fees and G&A Expenses and Operating Expense Ratios
(Ratios have been annualized, dollars in thousands)

	Total Management	Total Management	Total Management
	Management Fee	Fee and G&A	Fee and G&A
	and G&A	Expenses/Average	Expenses/Average
	Expenses	Total Assets	Equity
For the quarter ended June 30, 2011	$3,959	1.42%	1.80%
For the quarter ended March 31, 2011	$1,160	0.54%	1.73%
For the year ended December 31, 2010	$3,949	0.93%	1.51%
For the quarter ended December 31, 2010	$1,142	1.02%	1.69%
For the quarter ended September 30, 2010	$861	0.77%	1.29%
For the quarter ended June 30, 2010	$852	0.78%	1.31%
For the quarter ended March 31, 2010	$1,094	1.22%	1.70%

Net Income and Return on Average Equity

Our net income was $22.1 million for the quarter ended June 30, 2011 compared to a net income of $2.4 million for the quarter ended June 30, 2010.  Our net income was $26.7 million for the six months ended June 30, 2011 compared to a net income of $4.2 million for the six months ended June 30, 2010. We attribute the increase in net income in each period to continued deployment of capital resulting in an increase in net interest income. The table below shows our net interest income, total expenses and realized gain, each as a percentage of average equity, and the return on average equity for the quarters ended June 30, 2011, March 31, 2011,  the year ended December 31, 2010 and the four quarters of 2010.

Components of Return on Average Equity
(Ratios have been annualized)

	Net
	Interest	Total	Realized	Return
	Income/	Expenses(1)/	Gain/	on
	Average	Average	Average	Average
	Equity	Equity	Equity	Equity
For the quarter ended June 30, 2011	5.51%	(1.80%)	6.32%	10.03%
For the quarter ended March 31, 2011	8.71%	(1.91%)	0.00%	6.80%
For the year ended December 31, 2010	5.89%	(1.60%)	0.24%	4.53%
For the quarter ended December 31, 2010	8.48%	(1.88%)	0.00%	6.60%
For the quarter ended September 30, 2010	6.20%	(1.39%)	0.00%	4.82%
For the quarter ended June 30, 2010	5.05%	(1.47%)	0.00%	3.68%
For the quarter ended March 31, 2010	3.60%	(1.73%)	0.97%	2.85%

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

       Repurchase Agreements

To meet our short term (one year or less) liquidity needs, we expect to continue to borrow funds to finance our Agency RMBS in the form of repurchase agreements.  The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association, or SIFMA, as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction.  In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement.  Typical supplemental terms and conditions include changes to the margin maintenance requirements, required haircuts, and purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions.  These provisions will differ for each of our lenders and will not be determined until we engage in a specific repurchase transaction.

Securitizations

We may seek to enhance the returns on our commercial mortgage loan investments, especially loan acquisitions, through securitization. If available, we may securitize the commercial loans, sell the AAA-rated senior CMBS, and retain the subordinate securities in our portfolio.

Other Sources of Financing

We may use other sources of financing to fund the acquisition of our targeted assets, including warehouse facilities and other secured and unsecured forms of borrowing. We may also seek to raise further equity capital or issue debt securities in order to fund our future asset acquisitions.

For our short-term (one year or less) and long-term liquidity, which include investing and compliance with collateralization requirements under our repurchase agreements (if the pledged collateral decreases in value or in the event of margin calls created by prepayments of the pledged collateral), we also rely on the cash flow from investments, primarily monthly principal and interest payments to be received on our assets, cash flow from the sale of securities as well as any primary securities offerings authorized by our board of directors.

           Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and pay general corporate expenses. However, a decline in the value of our collateral or an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell debt or additional equity securities in a common stock offering. If required, the sale of assets at prices lower than their carrying value would result in losses and reduced income.

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

Current Period

We held cash and cash equivalents of approximately $37.1 million and $31.0 million at June 30, 2011 and December 31, 2010, respectively.

           Our operating activities provided net cash of approximately $11.4 million for the quarter ended June 30, 2011 and provided net cash of $2.5 million for the quarter ended June 30, 2010.  Our operating activities provided net cash of approximately $14.8 million for the six months ended June 30, 2011 and provided net cash of $2.8 million for the six months ended June 30, 2010.

           Our investing activities used net cash of $509.1 million and provided $449 thousand for the quarters ended June 30, 2011 and June 30, 2010, respectively.  This increase is primarily due the acquisition of a portfolio of 30 commercial real estate assets, including commercial mortgage loans, subordinate notes and mezzanine loans, relating to 17 properties or groups of properties from Barclays Capital Real Estate Inc.  Our investing activities used net cash of $508.6 million and $209.8 million for the six months ended June 30, 2011 and June 30, 2010, respectively.  This increase is primarily due the acquisition of the Barclays portfolio.

Our financing activities for the quarter and six months ended June 30, 2011 provided $504.2 million and $499.9 million, respectively,  primarily from our March 2011 common stock offerings. We currently have established uncommitted repurchase agreements for RMBS we may acquire with 8 counterparties.

At June 30, 2011, the repurchase agreements for Agency RMBS had the following remaining maturities:

June 30, 2011
(dollars in thousands)
Overnight	$-
1-30 days	46,550
30 to 59 days	-
60 to 89 days	-
90 to 119 days	-
Greater than or equal to 120 days	-
Total	$46,550

We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At June 30, 2011 our total debt was approximately $46.6 million which represented a debt-to-equity ratio of approximately 0.1:1.

Stockholders’ Equity

During the quarter ended June 30, 2011 we declared dividends to common shareholders totaling $19.2 million or $0.25 per share, all of which were paid on July 28, 2011.  During the quarter ended June 30, 2010 we declared dividends to common shareholders totaling $2.2 million or $0.12 per share, all of which were paid July 28, 2010.

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

There was no preferred stock issued or outstanding as of June 30, 2011 and 2010.

Related Party Transactions

Management Agreement

We have entered into a management agreement with FIDAC, pursuant to which FIDAC is entitled to receive a management fee and, in certain circumstances, a termination fee and reimbursement of certain expenses as described in the management agreement.  Such fees and expenses do not have fixed payments.  The management fee is payable quarterly in arrears, and currently is 1.50% per annum, of our stockholders’ equity (as defined in the management agreement).  FIDAC uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

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

Purchases of Common Stock by Affiliates

In connection with our March 2011 common stock offerings we sold Annaly 5,000,000 shares of our common stock at the same price per share paid by other investors in our public offering and as of June 30, 2011 Annaly owned approximately 12.4% of our outstanding shares of common stock.

Clearing Fees

We use RCap Securities Inc., or RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap is paid customary market-based fees and charges in return for such services.

Contractual Obligations and Commitments

We have not entered into any lease or operating obligations.

On March 18, 2011, we entered into the Asset Purchase Agreement with Barclays Capital Real Estate Inc. pursuant to which we agreed to purchase a portfolio of 30 commercial real estate assets, including commercial mortgage loans, subordinate notes and mezzanine loans, relating to 17 underlying properties or groups of properties, on the terms and subject to the conditions set forth in the Asset Purchase Agreement.  One of the assets was prepaid by the borrower prior to our acquisition of such asset.  We acquired 28 of the remaining 29 assets at the initial closing on April 8, 2011 and the remaining asset in the third quarter of 2011 following the receipt of the required consent for the transfer of such asset.

As of June 30, 2011 we financed our Agency RMBS portfolio with recourse financings under repurchase agreements.  The table below summarizes our contractual obligations at June 30, 2011 and December 31, 2010.

	June 30, 2011
	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)
Repurchase Agreements	$46,550	$-	$-	$-	$46,550
Interest expense on repurchase areements	5	-	-	-	5
Total	$46,555	$-	$-	$-	$46,555

	December 31, 2010
	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)
Secured financing	$-	$10,995	$161,842	$-	$172,837
Interest expense on secured financing	6,205	18,111	939	-	25,255
Total	$6,205	$29,106	$162,781	$-	$198,092

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

During the quarter ended June 30, 2011, we declared dividends to common shareholders totaling $19.2 million or $0.25 per share, which were paid on July 28, 2011.

Capital Resources

At June 30, 2011 we had no material commitments for capital expenditures.

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

Subsequent Events

We have been advised by a borrower that one of its commercial mortgage loans, with a principal balance of $65.2 million, will not be repaid at maturity and instead the borrower will default in its obligations.  We intend to pursue resolutions for this loan through a variety of strategies, including potentially taking title to the collateral underlying this loan.  We purchased this loan at a discount, and have evaluated this loan as to whether we should provide for a loan loss. We determined that because the collateral underlying the loan exceeded our purchase price for the loan, we would not recognize a loan loss.

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

FIDAC uses a comprehensive credit review process. FIDAC’s analysis of loans includes borrower profiles, as well as valuation and appraisal data.  FIDAC’s resources include a proprietary portfolio management system, as well as third party software systems.  FIDAC selects loans for review predicated on risk-based criteria such as loan-to-value, a property’s operating history and loan size. FIDAC rejects loans that fail to conform to our standards. FIDAC accepts only those loans which meet our underwriting criteria. Once we own a loan, FIDAC’s surveillance process includes ongoing analysis and oversight by our third-party servicer and us. Additionally, CMBS, other commercial real estate-related securities and Agency RMBS which we acquire for our portfolio will be reviewed by FIDAC to ensure that we acquire CMBS, other commercial real estate-related securities and Agency RMBS which satisfy our risk based criteria. FIDAC’s review of CMBS, other commercial real estate-related securities and Agency RMBS includes utilizing its proprietary portfolio management system. FIDAC’s review of CMBS, other commercial real estate-related securities and Agency RMBS is based on quantitative and qualitative analysis of the risk-adjusted returns such securities present.

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

Interest Rate Effect on Net Interest Income

                      Our operating results depend, in part, on differences between the income from our investments and our borrowing costs. Most of our warehouse facilities and repurchase agreements would provide or do provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR.  Accordingly, if a portion of our portfolio consisted of floating interest rate assets would be match-funded utilizing our expected sources of short-term financing, while our fixed interest rate assets will not be match-funded. During periods of rising interest rates, the borrowing costs associated with our investments tend to increase while the income earned on our fixed interest rate investments may remain substantially unchanged.  This will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Further, during this portion of the interest rate and credit cycles, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities. Hedging techniques are partly based on assumed levels of prepayments of fixed-rate and hybrid adjustable-rate mortgage loans and CMBS. If prepayments are slower or faster than assumed, the life of the mortgage loans and CMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.

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

Interest Rate Mismatch Risk

                      We may fund a portion of our acquisitions of hybrid adjustable-rate mortgages and Agency RMBS and CMBS with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgages and CMBS and Agency RMBS. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above. Our analysis of risks is based on FIDAC’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this Form 10-Q.

Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2011 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

	Projected Percentage Change in	Projected Percentage Change in
Change in Interest Rate	Net Interest Income	Portfolio Value
-75 Basis Points	(6.11%)	0.73%
-50 Basis Points	(3.18%)	0.49%
-25 Basis Points	(1.42%)	0.24%
Base Interest Rate	-	-
+25 Basis Points	1.27%	(0.24%)
+50 Basis Points	2.58%	(0.49%)
+75 Basis Points	4.60%	(0.73%)

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

•	using FIDAC’s proprietary portfolio management system to review our CMBS and Agency RMBS and other commercial real estate-related securities;

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our targeted assets and our financings;

•	attempting to structure our financings agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our targeted assets and our borrowings;

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2011. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

	Within 3	3-12	1 Year to	Greater than
	Months	Months	3 Years	3 Years	Total

Rate sensitive assets, principal balance	$665,083	$-	$207,326	$197,856	$1,070,265
Cash equivalents	37,130	-	-	-	37,130
Total rate sensitive assets	702,213	-	207,326	197,856	1,107,395

Rate sensitive liabilities	46,550	-	-	-	46,550

Interest rate sensitivity gap	$655,663	$-	$207,326	$197,856	$1,060,845

Cumulative rate sensitivity gap	$655,663	$655,663	$862,989	$1,060,845

Cumulative interest rate sensitivity
gap as a percentage of total rate
sensitive assets	59.21%	59.21%	77.93%	95.80%

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and our subsequent Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results.  The materialization of any risks and uncertainties identified in our forward looking statements contained in this report together with those previously disclosed in the Form 10-K or subsequent Form 10-Q or those that are presently unforeseen could  result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our most recent Annual Report on Form 10-K and our subsequent Quarterly Report on Form 10-Q.

Risks Related to Net Lease Investments

We may be unable to obtain debt or equity capital on favorable terms, if at all.

We may be unable to obtain capital on favorable terms, if at all, to further our business objectives or meet our existing obligations. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive than our existing capital which would have an adverse impact on our business, financial condition or results of operations.

Our use of debt to finance investments could adversely affect our cash flow.

We expect that certain of our net lease investments will be made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distribution to our shareholders, to be reduced. We generally expect to borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property.

Some of our financing may also require us to make a lump-sum or “balloon” payment at maturity. Our ability to make balloon payments on debt will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or to sell the related property. When the balloon payment is due, we may be unable to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to shareholders.

Loss of revenues from tenants would reduce our cash flow.

The default, financial distress, bankruptcy or liquidation of one or more of our tenants could cause substantial vacancies in our investment portfolio. In addition, if any of our properties were to be occupied by a single tenant, the success of our investment would be materially dependent on the financial stability of the tenant.

Lease payment defaults by tenants will negatively impact our net income and reduce the amounts available for distributions to shareholders. As our tenants generally may not have a recognized credit rating, they may have a higher risk of lease defaults than if our tenants had a recognized credit rating. In addition, the bankruptcy of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property until it can be re-leased or sold. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting the investment and re-leasing the property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.

Our leases may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation or result in a loss.

In some circumstances, we may grant tenants a right to repurchase the property they lease from us. The purchase price may be a fixed price or it may be based on a formula or the market value at the time of exercise. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we could be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.

We will not fully control the management of our properties.

The tenants or managers of net leased properties will be responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While we expect that our leases generally will provide for recourse against the tenant in these instances, a bankrupt or financially troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. In addition, to the extent tenants are unable to conduct their operation of the property on a financially successful basis, their ability to pay rent may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not in all circumstances ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.

A significant portion of commercial real properties’ annual base rent may be heavily concentrated in specific industry classifications, tenants and in specific geographic locations.

Our commercial real properties’ annual base rent may be heavily concentrated in specific industry classifications, tenants and in specific geographic locations.  Any financial hardship and/or economic changes in these lines of trade, tenants or states could have an adverse effect on our results of operations.

The value of our real estate will be subject to fluctuation.

We will be subject to all of the general risks associated with the ownership of real estate. While the revenues from our leases are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration; possible lease abandonments by tenants; a decline in the attractiveness of our portfolio that may impede our ability to raise new funds for investment and a decline in the attractiveness of triple-net lease transactions to potential sellers. We also face the risk that lease revenue will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. General risks associated with the ownership of real estate include:

•	Adverse changes in general or local economic conditions;

•	Changes in the supply of or demand for similar or competing properties;

•	Changes in interest rates and operating expenses;

•	Competition for tenants;

•	Changes in market rental rates;

•	Inability to lease or sell properties upon termination of existing leases;

•	Renewal of leases at lower rental rates;

•	Inability to collect rents from tenants due to financial hardship, including bankruptcy;

•	Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;

•	Uninsured property liability, property damage or casualty losses;

•	Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws; and

•	Acts of God and other factors beyond the control of our management.

International investments involve additional risks.

We may invest in properties located outside the U.S. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:

•	Foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar;

•	Changing governmental rules and policies;

•
Enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the United States;

•	Expropriation;

•	Legal systems under which the ability to enforce contractual rights and remedies may be more limited than would be the case under U.S. law;

•	The difficulty in conforming obligations in other countries and the burden of complying with a wide variety of foreign laws;

•	Adverse market conditions caused by changes in national or local economic or political conditions;

•	Tax requirements vary by country and we may be subject to additional taxes as a result of our international investments;

•	Changes in relative interest rates;

•	Changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	Changes in real estate and other tax rates and other operating expenses in particular countries;

•	Changes in land use and zoning laws; and

•	More stringent environmental laws or changes in such laws.

Also, we may rely on third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own or manage. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

Our real estate investments will be illiquid.

Because real estate investments are relatively illiquid, our ability to adjust the portfolio promptly in response to economic or other conditions will be limited. Certain significant expenditures generally do not change in response to economic or other conditions, including: (i) debt service (if any), (ii) real estate taxes, and (iii) operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings and could have an adverse effect on our financial condition.

Costs of complying with changes in governmental laws and regulations may adversely affect our results of operations.

We cannot predict what other laws or regulations will be enacted in the future, how future laws or regulations will be administered or interpreted or how future laws or regulations will affect our properties, including, but not limited to environmental laws and regulations. Compliance with new laws or regulations, or stricter interpretation of existing laws, may require us, our retail tenants, or consumers to incur significant expenditures or impose significant liability and could cause a material adverse effect on our results of operation.

We may not be able to dispose of properties consistent with our operating strategy.

We may be unable to sell properties targeted for disposition due to adverse market conditions. This may adversely affect, among other things, our ability to sell under favorable terms, execute our operating strategy, achieve target earnings or returns, retire or repay debt or pay dividends.

We may suffer a loss in the event of a default or bankruptcy of a borrower.

If a borrower defaults on a mortgage, structured finance loan or other loan made by us, and does not have sufficient assets to satisfy the loan, we may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, we may not be able to recover against all or any of the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the balance due on the loan. In addition, certain of our loans may be subordinate to other debt of a borrower. These investments are typically loans secured by a borrower’s pledge of its ownership interests in the entity that owns the real estate or other assets. These agreements are typically subordinated to senior loans secured by other loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. If a borrower defaults on the debt senior to our loan, or in the event of the bankruptcy of a borrower, our loan will be satisfied only after the borrower’s senior creditors’ claims are satisfied. Where debt senior to our loans exists, the presence of intercreditor arrangements may limit our ability to amend loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy proceedings and litigation can significantly increase the time needed for us to acquire underlying collateral, if any, in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

Certain provisions of our leases or loan agreements may be unenforceable.

Our rights and obligations with respect to its leases, structured finance loans, mortgage loans or other loans are governed by written agreements. A court could determine that one or more provisions of such an agreement are unenforceable, such as a particular remedy, a loan prepayment provision or a provision governing our security interest in the underlying collateral of a borrower or lessee. We could be adversely impacted if this were to happen with respect to an asset or group of assets.

Property ownership through joint ventures and partnerships could limit our control of those investments.

Joint ventures or partnerships involve risks not otherwise present for direct investments by us. It is possible that our co-venturers or partners may have different interests or goals than us at any time and they may take actions contrary to our requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT. Other risks of joint venture or partnership investments include impasses on decisions because in some instances no single co-venturer or partner has full control over the joint venture or partnership, respectively, or the co-venturer or partner may become insolvent, bankrupt or otherwise unable to contribute to the joint venture or partnership, respectively. Further, disputes may develop with a co-venturer or partner over decisions affecting the property, joint venture or partnership that may result in litigation, arbitration or some other form of dispute resolution.

Competition with numerous other REITs, commercial developers, real estate limited partnerships and other investors may impede our ability to grow.

We may not be in a position or have the opportunity in the future to complete suitable property acquisitions or developments on advantageous terms due to competition for such properties with others engaged in real estate investment activities. Our inability to successfully acquire or develop new properties may affect our ability to achieve anticipated return on investment or realize its investment strategy, which could have an adverse effect on its results of operations.

Uninsured losses may adversely affect our ability to pay outstanding indebtedness.

Our properties will generally be covered by comprehensive liability, fire, and extended insurance coverage. We intend that the insurance carried on our properties will be adequate in accordance with industry standards. There are, however, types of losses (such as from hurricanes, wars or earthquakes) which may be uninsurable, or the cost of insuring against these losses may not be economically justifiable. If an uninsured loss occurs or a loss exceeds policy limits, we could lose both our invested capital and anticipated revenues from the property, thereby reducing our cash flow.

Vacant properties or bankrupt tenants could adversely affect our business or financial condition.

We may periodically own vacant un-leased investment properties.  While we intend to actively market these properties for sale or lease, we may not be able to sell or lease these properties on favorable terms or at all. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with us could have a material adverse effect on the liquidity and results of operations of us if we are unable to re-lease the investment properties at comparable rental rates and in a timely manner.

Changes in accounting pronouncements could adversely impact us or our tenants’ reported financial performance.

Accounting policies and methods are fundamental to how we records and reports its financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”) and the Securities and Commission (“SEC”), who create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate.

A potential change in U.S. accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board , or FASB, and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB issued a Proposed Accounting Standards Update titled “Leases,” providing its views on accounting for leases by both lessees and lessors. The FASB’s proposed guidance may require significant changes in how leases are accounted for by both lessees and lessors. As of the date of this filing, the FASB has not finalized its views on accounting for leases. Changes to the accounting guidance could affect our accounting for leases as well as that of our tenants. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for the company to enter leases on terms the company finds favorable.

We are subject to possible liabilities relating to environmental matters.

We intend to own commercial real properties.  As a result we will be subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on us:

•
Responsibility and liability for the cost of investigation and removal or remediation of hazardous substances released on our property, generally without regard to our knowledge of or responsibility for the presence of the contaminants;

•	Liability for the costs of investigation and removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of such substances;

•	Potential liability for common law claims by third parties based on damages and costs of environmental contaminants; and

•	Claims being made against us for inadequate due diligence.

Our costs of investigation, remediation or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances at any of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. While we attempt to mitigate identified environmental risks by contractually requiring tenants to acknowledge their responsibility for complying with environmental laws and to assume liability for environmental matters, circumstances may arise in which a tenant fails, or is unable, to fulfill its contractual obligations. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant to comply with environmental laws, could affect its ability to make rental payments to us. Also, and although we endeavor to avoid doing so, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2011, we consummated a public offering of 50 million shares of our common stock underwritten by Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Deutsche Bank Securities Inc. as representatives of several underwriters.  Subsequently, on April 5, 2011 the underwriters' overallotment option was exercised for an additional 3.5 million shares of common stock.   In a concurrent private offering, we sold Annaly 5 million shares of common stock at the same per share price ($11.50) as the public offering for aggregate proceeds of approximately $57.5 million. We did not pay any underwriting fees, commissions or discounts with respect to the shares we sold to Annaly. We relied on the exemption from registration provided by Section 4(2) of the Securities Act for the sale of the shares to Annaly.

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

10.1
Stock Purchase Agreement, dated April 1, 2011, between the Company and Annaly Capital Management, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on April 1, 2011) and incorporated herein by reference).

31.1	Certification of Kevin Riordan, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel Wickey, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Kevin Riordan, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel Wickey, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS XBRL	Instance Document*
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document*
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document*
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created*
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document*
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document*

*  Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at June 30, 2011 (Unaudited) and December 31, 2010 (Derived from the audited consolidated statement of financial condition at December 31, 2010); (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements (Unaudited) for the quarter ended June 30, 2011.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREXUS INVESTMENT CORP.

By:	/s/ Kevin Riordan
Kevin Riordan
Chief Executive Officer and President (Principal Executive Officer)
August 5, 2011

By:	/s/ Daniel Wickey
Daniel Wickey
Chief Financial Officer (Principal Financial Officer)
August 5, 2011