Form 10-Q
period 2011-09-30
CreXus Investment Corp.
filed 2011-11-09
CIK 1467027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2011

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at November 8, 2011
Common Stock, $.01 par value	76,620,112

CREXUS INVESTMENT CORP.
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Statements of Financial Condition at September 30, 2011 (Unaudited) and December 31, 2010 (Derived from the audited financial statements at December 31, 2010)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Quarters and Nine Months Ended September 30, 2011 and 2010	2

Consolidated Statement of Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2011 and 2010	3

Consolidated Statements of Cash Flows (Unaudited) for the Quarters and Nine Months Ended September 30, 2011 and 2010	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	36

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 6. Exhibits	38

SIGNATURES	39

CERTIFICATIONS	40

i

PART I.                      FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	September 30, 2011	December 31, 2010
Assets:	(unaudited)	(audited)
Cash and cash equivalents	$47,233	$31,019
Available-for-sale:
Commercial mortgage-backed securities, at fair value, pledged as collateral	-	224,112
Agency mortgage-backed securities, at fair value	200,335	-
Held for investment:
Commercial mortgage loans, net of allowance for loan losses of $331 and $224	673,309	167,671
Preferred equity, net of allowance for loan losses of $38 and $18	21,282	21,198
Accrued interest receivable	3,861	2,774
Other assets	975	1,661
Total assets	$946,995	$448,435

Liabilities:
Secured financing agreements	$-	$172,837
Accrued interest payable	-	290
Accounts payable and other liabilities	4,038	2,637
Dividends payable	22,986	3,986
Investment management fees payable to affiliate	3,373	650
Total liabilities	30,397	180,400

Stockholders' Equity:
Common stock, par value $0.01 per share, 1,000,000,000
authorized, 76,620,112 and 18,120,112 issued and outstanding	766	181
Additional paid-in-capital	890,757	257,014
Accumulated other comprehensive income	4,397	10,475
Retained earnings	20,678	365
Total stockholders' equity	916,598	268,035
Total liabilities and stockholders' equity	$946,995	$448,435

See notes to consolidated financial statements (unaudited).

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars in thousands, except share and per share data)

	For the Quarter Ended September 30, 2011	For the Quarter Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010

Net interest income:
Interest income	$43,961	$5,708	$64,243	$13,443
Interest expense	21	1,569	2,295	3,710
Net interest income	43,940	4,139	61,948	9,733

Realized gains on sale of investments	-	-	13,925	623
Miscellaneous fee income	217	-	217	-

Other expenses:
Provision for loan losses	-	63	127	113
Management fee	3,373	356	7,398	994
General and administrative expenses	848	505	1,942	1,813
Total other expenses	4,221	924	9,467	2,920

Net income before income tax	39,936	3,215	66,623	7,436
Income tax	-	-	1	1
Net income	$39,936	$3,215	$66,622	$7,435

Net income per share-basic and diluted	$0.52	$0.18	$1.15	$0.41
Weighted average number of shares outstanding- basic and diluted	76,620,112	18,120,112	57,887,511	18,120,112

Comprehensive income:
Net income	$39,936	$3,215	$66,622	$7,435
Other comprehensive income (loss):
Unrealized gain on securities available-for-sale	1,649	9,364	7,847	15,564
Reclassification adjustment for realized gains included in net income	-	-	(13,925)	(623)
Total other comprehensive income (loss)	1,649	9,364	(6,078)	14,941
Comprehensive income	$41,585	$12,579	$60,544	$22,376

See notes to consolidated financial statements (unaudited).

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(dollars in thousands, except per share data)

			Accumulated	Retained
	Common	Additional	Other	Earnings
	Stock Par	Paid-in	Comprehensive	(Accumulated
	Value	Capital	Income	Deficit)	Total
Balance, December 31, 2009	$181	$257,029	$(373)	$(1,010)	$255,827

Net income	-	-	-	7,435	7,435
Other comprehensive income	-	-	14,941	-	14,941
Additional expenses from
common stock offering	-	(23)	-	-	(23)
Common dividends declared, $0.36 per share	-	-	-	(6,525)	(6,525)
Balance, September 30, 2010	$181	257,006	14,568	(100)	271,655

Balance, December 31, 2010	$181	$257,014	$10,475	$365	$268,035

Net income	-	-	-	66,622	66,622
Other comprehensive loss	-	-	(6,078)	-	(6,078)
Net proceeds from common
stock offering	535	576,293	-	-	576,828
Net proceeds from common stock
offering, with affiliates	50	57,450	-	-	57,500
Common dividends declared, $0.78 per share	-	-	-	(46,309)	(46,309)
Balance, September 30, 2011	$766	$890,757	$4,397	$20,678	$916,598

See notes to consolidated financial statements (unudited).

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Quarter Ended September 30, 2011	For the Quarter Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010

Cash Flows From Operating Activities:
Net income	$39,936	$3,215	$66,622	$7,435
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment premiums and discounts	(30,238)	(69)	(31,456)	2
Realized gain on sale of investments	-	-	(13,925)	(623)
Provision for loan losses	-	63	127	113
Changes in operating assets:
Decrease (increase) in accrued interest receivable	(361)	(339)	(1,087)	(1,807)
Decrease (increase) in other assets	(574)	(423)	686	(144)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	1,215	348	1,401	260
Increase (decrease) in investment management fee payable to affiliate	29	35	2,724	2
Increase (decrease) in accrued interest payable	(19)	(187)	(290)	247
Net cash provided by (used in) operating activities	9,988	2,643	24,802	5,485
Cash Flows From Investing Activities:
Mortgage-backed securities portfolio:
Purchases	-	-	(209,924)	(244,221)
Sales	-	-	214,771	61,194
Principal payments	10,721	342	26,031	896
Loans held for investment portfolio:
Purchases net of discount	(259,884)	(98,761)	(805,187)	(126,061)
Principal payments	314,983	34	331,539	34
Net cash provided by (used in) investing activities	65,820	(98,385)	(442,770)	(308,158)
Cash Flows From Financing Activities:
Net proceeds (expense) from common stock offerings	-	-	576,828	(23)
Net proceeds from common stock offering with affiliates	-	-	57,500	-
Proceeds from repurchase agreements	-	-	46,550	-
Payments on repurchase agreements	(46,550)	-	(46,550)
Proceeds from secured financing	-	-	-	147,481
Payments on secured financing	-	(449)	(172,837)	-
Dividends paid	(19,155)	(2,174)	(27,309)	(3,443)
Net cash (used in) provided by financing activities	(65,705)	(2,623)	434,182	144,015
Net increase (decrease) in cash and cash equivalents	10,103	(98,365)	16,214	(158,658)
Cash and cash equivalents at beginning of period	37,130	151,840	31,019	212,133
Cash and cash equivalents at end of period	$47,233	$53,475	$47,233	$53,475
Supplemental disclosure of cash flow information:
Interest paid	$40	$1,756	$2,585	$3,463
Non cash investing activities:
Reduction of unaccretable yield due to principal write-down	16,002	-	16,002	-
Net change in unrealized gain on available-for-sale securities	$1,649	$9,364	$(6,078)	$14,941
Non cash financing activities:
Common dividends declared, not yet paid	$22,986	$3,080	$22,986	$3,080

See notes to consolidated financial statements (unaudited).

CREXUS INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Organization

CreXus Investment Corp. (the “Company”) was organized in Maryland on January 23, 2008.  The Company commenced operations on September 22, 2009 upon completion of its initial public offering.  The Company, directly or through its subsidiaries, acquires, manages and finances an investment portfolio of commercial real estate loans and other commercial real estate debt, commercial real property, commercial mortgage-backed securities (“CMBS”), other commercial real estate-related assets and Agency residential mortgage-back securities (“Agency RMBS”) and has elected to be taxed as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  As a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met. The Company’s wholly-owned subsidiaries, CreXus S Holdings, LLC, CreXus S Holdings (Grand Cayman) LLC, CreXus F Asset Holdings, LLC and CreXus TALF Holdings, LLC (collectively, the “Subsidiaries”), are qualified REIT subsidiaries.  As of September 30, 2011, Annaly Capital Management, Inc. (“Annaly”) owned approximately 12.4% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

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

Interest income on Agency RMBS is computed on the remaining principal balance of the investment security. Premium or discount amortization/accretion on Agency RMBS is recognized over the estimated life of the investment using the effective interest method.   Changes to the Company’s assumptions subsequent to the purchase date may increase or decrease the amortization/accretion of premiums and discounts which affects interest income. Changes to assumptions that decrease expected future cash flows may result in an other-than-temporary impairment (“OTTI”).

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

(f) Allowance for Loan Losses and Reserve for Probable Credit Losses
The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the adequacy of the allowances for loan losses balance on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of evaluating each loan as follows:  the Company reviews loan to value metrics upon either the origination or the acquisition of a new asset.  The Company generally reviews the most recent financial information produced by the borrower, net operating income (“NOI”), debt service coverage ratios (DSCR), property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of its assets, and may consider other factors it deems important. The Company reviews market pricing to determine the ability to refinance the asset.  The Company reviews economic trends, both macro as well as those directly affecting the property, and the supply and demand of competing projects in the sub-market in which the subject property is located. The Company also evaluates the borrower’s ability to manage and operate the properties.  The Company generally does not review loan to value metrics on a quarterly basis.

Loans are assigned an internal rating of “Performing Loans,” “Watch List Loans” or “Workout Loans.”  Performing Loans meet all present contractual obligations.  Watch List Loans are defined as performing loans for which the timing of cost recovery is under review.  Workout Loans are defined as loans that are either not performing or the Company does not expect to recover its cost basis.

In addition, the Company evaluates the entire portfolio to determine whether a general valuation allowance on the remainder of the loan portfolio is necessary.  Although the Company determines the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio.  The Company charges-off the collateral deficiency on all loans at 90 days past due and, as a result, no specific valuation allowance was maintained at September 30, 2011.

The expense for probable credit losses in connection with mortgage loans is the charge to earnings to increase the allowance for probable credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, the Company will establish the provision for probable credit losses by category of asset. When it is probable that the Company will be unable to collect the lesser of all amounts contractually due or the estimated terminal value on loans purchased at a discount, the account is considered impaired.

Where impairment is indicated, a valuation write-down or write-off will be measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral will be charged to the allowance for loan losses.

(g) Revenue Recognition
Interest income is accrued based on the outstanding principal amount of the securities or loans and their contractual terms. Premiums and discounts associated with the purchase of the securities or loans are amortized into interest income over the projected lives of the securities or loans using the effective interest method based on expected cash flows through the expected maturity date. The Company’s policy for estimating prepayment speeds on securities for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions.

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

(j) Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as loan loss provisions.  Actual results could differ from those estimates.

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

3. Cash and Cash Equivalents

The Company had $47.2 million and $31.0 million of cash equivilents in the form of money market funds held at an independent national banking institution at September 30, 2011 and December 31, 2010, respectively, and earned $1 thousand and $6 thousand for the quarters ended September 30, 2011 and December 31, 2010, respectively.  The average cash balance was $19.3 million and $38.2 million with annualized yields on average cash balances of 0.01% and 0.06% for the quarters ended September 30, 2011 and December 31, 2010, respectively.

4.   Agency Mortgage Backed Securities, Available-for-Sale

The following table represents the Company's available-for-sale Agency RMBS portfolio as of September 30, 2011 which are carried at their fair value. The Company held no Agency RMBS as of December 31, 2010.

September 30, 2011
(dollars in thousands)
Agency RMBS, Gross	$187,135
Unamortized premium	8,803
Amortized cost	195,938

Unrealized gains	4,397
Unrealized losses	-

Fair value	$200,335

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities. Actual maturities of the Company's mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The following table summarizes the Company's available-for-sale Agency RMBS at September 30, 2011 according to their weighted-average life classifications:

	September 30, 2011
	(dollars in thousands)
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon

Less than one year	$-	$-	-
Greater than one year
less than five years	200,335	195,938	4.77%
Greater than five years	-	-	-

Total	$200,335	$195,938	4.77%

The weighted-average lives of the Agency RMBS in the tables above are based on data provided through dealer quotes, assuming constant prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility.

At September 30, 2011 the Company held no Agency RMBS at an unrealized loss.

5.  Commercial Mortgage Loans Held for Investment

The following tables represent the Company's commercial mortgage loans classified as held for investment at September 30, 2011 and December 31, 2010, which are carried at their principal balance outstanding less an allowance for loan losses:

	September 30, 2011			December 31, 2010

			Percentage			Percentage
	Outstanding	Carrying	of Loan	Outstanding	Carrying	of Loan
	Principal	Value	Portfolio	Principal	Value	Portfolio
	(dollars in thousands)
First mortgages	$416,400	$323,849	52.9%	$38,189	$34,873	21.7%
Subordinated notes	81,007	71,041	10.3%	42,051	37,776	24.0%
Mezzanine loans	289,125	278,419	36.8%	95,250	95,022	54.3%
Total	$786,532	$673,309	100.0%	$175,490	$167,671	100.0%

	For the nine months ended September 30, 2011	For the year ended December 31, 2010
	(dollars in thousands)
Beginning balance	$175,268	$39,998
Purchases, principal balance	958,573	135,699
Remaining discount	(112,884)	(7,597)
Principal payments	(331,539)	(207)
Principal write-off	(16,002)	-
Less: allowance for loan losses	(107)	(222)
Commercial mortgage loans held for investment
	$673,309	$167,671

The following table present the accretable yield, the amount of discount estimated to be realized over the life of the loans, for the Company’s commercial mortgage loan portfolio as of September 30, 2011 and December 31, 2010, and which were accounted pursuant to the ASC Subtopic 310-30:

	Accretable Yield
	(dollars in thousands)

	September 30, 2011		December 31, 2010
	Accretable yield	Carrying value of the loans	Accretable yield	Carrying value of the loans
Beginning Balance	$-	$-	$-	$-
Additions	50,581	296,949	-	-
Accretion	(13,120)	13,120	-	-
Collections	-	(73,048)
Reclassification from non-accretable difference	4,554	-	-	-
Ending Balance	42,015	237,021	-	-

The following table summarizes the changes in the allowance for loan losses for the commercial mortgage loan portfolio for the nine months ended September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
	(dollars in thousands)

Balance, beginning of period	$224	$2
Provision for loan loss	107	104
Charge-offs	-	-

Balance, end of period	$331	$106

The following tables present certain characteristics of the Company’s commercial mortgage loan portfolio as of September 30, 2011 and December 31, 2010.

September 30, 2011
Geographic Distribution	Remaining Balance		Property
Top 5 States	(dollars in thousands)	% of Loans	Count
New York	$215,735	27.5%	25
California	176,151	22.5%	80
Texas	79,739	10.2%	59
Georgia	68,060	8.7%	6
Illinois	48,092	6.1%	72

December 31, 2010
Geographic Distribution	Remaining Balance		Property
Top 5 States	(dollars in thousands)	% of Loans	Count
Illinois	$43,731	24.9%	5
Texas	32,099	18.3%	4
California	30,240	17.2%	5
Pennsylvania	25,311	14.4%	4
Colorado	18,951	10.8%	2

September 30, 2011

Property Type	Number of Assets	Outstanding Principal	% of Total
	(dollars in thousands)
Hotel	9	$347,100	44%
Multi-family	4	132,000	17%
Office	11	149,294	19%
Retail	5	133,693	17%
Condominium	4	24,445	3%
Total	33	$786,532	100%

December 31, 2010

Property Type	Number of Assets	Outstanding Principal	% of Total
	(dollars in thousands)
Office	6	$90,040	51%
Retail	3	85,448	49%
Total	9	$175,488	100%

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses.  Based on this analysis, the Company did not record a specific or general provision for loan losses for the quarter ended September 30, 2011 compared to $63 thousand for the quarter ended September 30, 2010, representing 1.5% of the Company's mortgage loan portfolio over the life of the loan.  At September 30, 2011, one loan was on non-accrual status.

The Company has 2 loans which are are past due, which have a principal balance of $63.9 million and were not repaid at maturity and therefore in default.  The Company is pursuing resolutions for these loans through a variety of strategies, including potentially taking title to the collateral underlying these loans.  The Company purchased these loans at a discount.  The Company has classified these loans as Workout Loans to determine whether a loan loss provision was necessary and has determined that because the estimated value of the collateral underlying the loan and the expected proceeds from the underlying collateral exceed the Company’s estimated recovery value of the loans, the Company does not expect to recognize a loss.

The following table presents the loan type and internal rating for the loans as of September 30, 2011 and December 31, 2010.

September 30, 2011
(dollars in thousands)

		Percentage	Internal Ratings
	Outstanding	of Loan	Performing	Watchlist	Workout
Investment type	Principal	Portfolio	Loans	Loans	Loans
First mortgages	$416,400	52.9%	$375,215	-	$41,185
Subordinated notes	81,007	10.3%	58,336	-	22,671
Mezzanine loans	289,125	36.8%	289,125	-	-
	786,532	100.0%	722,676	-	63,856

December 31, 2010
(dollars in thousands)

		Percentage	Internal Ratings
	Outstanding	of Loan	Performing	Watchlist	Workout
Investment type	P rincipal	Portfolio	Loans	Loans	Loans
First mortgages	$38,189	21.7%	$38,189	-	$-
Subordinated notes	42,051	24.0%	42,051	-	-
Mezzanine loans	95,250	54.3%	95,250	-	-
	175,490	100.0%	175,490	-	-

6. Preferred Equity Held for Investment

The following table represents the Company's preferred equity classified as held for investment at September 30, 2011 and December 31, 2010, which are carried at their principal balance outstanding less an allowance for loan losses:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Beginning balance	$22,700	$-
Purchases, principal balance	-	22,718
Net remaining premium and discount	(1,398)	(1,502)
Principal payments	-	-
Less: allowance for loan losses	(20)	(18)
Preferred equity held for investment
	$21,282	$21,198

The following table summarizes the changes in the allowance for loan losses for the preferred equity for the nine months ended September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
	(dollars in thousands)

Balance, beginning of period	$18	$-
Provision for loan loss	20	9
Charge-offs	-	-

Balance, end of period	$38	$9

The Company’s preferred equity portfolio had a principal balance of $22.7 million as of September 30, 2011 and December 31, 2010.  It is a secured by single property that is an office building in Illinois.

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

The Company's financial assets and liabilities carried at fair value on a recurring basis are valued at September 30, 2011 and December 31, 2010 as follows:

	September 30, 2011
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Agency RMBS	$-	$200,335	$-

	December 31, 2010
	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Commercial mortgage-backed securities	$-	$224,112	$-

Financial Asset and Liabilities Not Measured at Fair Value

Commercial mortgage loan assets totaled $673.3 million and $167.7 million at September 30, 2011 and December 31, 2010, respectively.  These loans are held for investment and are recorded at amortized cost less an allowance for loan losses, the estimated fair value of these loans is $690.5 million.

Preferred equity interests totaled $21.3 million and $21.2 million at September 30, 2011 and December 31, 2010, respectively.  These preferred equity interests are held for investment and are recorded at amortized cost less an allowance for loan losses, the estimated fair value of the preferred equity interests is $23.0 million.

Secured financing liabilities totaled $173.4 million at December 31, 2010.  Due to the stable interest rate environment, the fair value of the liabilities remain as recorded.

8.  Common Stock

During the quarter and nine months ended September 30, 2011, the Company declared dividends to common shareholders totaling $23.0 million or $0.30 per share and $46.3 million or $0.78 per share, respectively, of which $23.0 million or $0.30 per share was paid to shareholders on October 27, 2011.

During the quarter and nine months ended September 30, 2010, the Company declared dividends to common shareholders totaling $3.1 million or $0.17 per share and $6.5 million or $0.36 per share.

On March 28, 2011, the Company announced the sale of 50,000,000 shares of common stock at $11.50 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $577 million.  Concurrently with the sale of these shares Annaly purchased 5,000,000 shares at the same price per share as the public offering, for proceeds of approximately $58 million.  These sales settled on April 1, 2011.  On April 5, 2011, the underwriters exercised their option to purchase an additional 3,500,000 shares of common stock at $11.50 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $38 million.  In total, the Company raised net proceeds of approximately $634 million in these offerings.

9.  Equity Incentive Plan

The Company has adopted an equity incentive plan to provide incentives to our independent directors, employees of FIDAC and its affiliates, including Annaly, and other service providers to stimulate their efforts toward our continued success, long-term growth and profitability and to attract, reward and retain personnel.  The equity incentive plan is administered by the compensation committee of the board of directors.  Unless terminated earlier, the equity incentive plan will terminate in 2019, but will continue to govern unexpired awards.  The equity incentive plan provides for grants of restricted common stock and other equity-based awards up to an aggregate amount, at the time of the award, of (i) 2.5% of the issued and outstanding shares of the Company’s common stock less (ii) 250,000 shares, subject to an aggregate ceiling of 25,000,000 shares available for issuance under the plan.  The Company issued 9,000 shares of restricted stock under the equity incentive plan on September 22, 2009,  to its independent directors, which vested immediately.

10.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, a wholly owned subsidiary of Annaly, which provides for an initial term through December 31, 2013 with an automatic one-year extension option and is subject to certain termination rights.  The Company pays FIDAC a quarterly management fee equal to 1.50% per annum of our stockholders’ equity (as defined in the management agreement) of the Company.  Management fees accrued and subsequently paid to FIDAC were $3.4 million and $356 thousand for the quarters ended September 30, 2011 and 2010, respectively.  Management fees accrued and subsequently paid to FIDAC were $7.4 million and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Annaly purchased 4,527,778 shares of stock at the same price per share paid by other investors in the Company’s initial public offering and an additional 5,000,000 shares of stock at the same price per share paid by other investors concurrently in the Company’s March 2011 secondary offering.  As of September 30, 2011 Annaly owned approximately 12.4% of the Company’s outstanding shares as an equity investment.

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

We may use borrowings as part of our financing strategy.  Although we are not required to maintain any particular leverage ratio, the amount of leverage we incur is determined by our Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing our assets, the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of our target assets and the collateral underlying our target assets.  We may enhance the returns on our commercial mortgage loan assets, especially loan acquisitions, through securitizations.  If possible, we may securitize the senior portion, expected to be equivalent to investment grade rated CMBS, while retaining the subordinate securities in our portfolio.  We use repurchase agreements to finance acquisitions of Agency RMBS with a number of counterparties.  We expect to leverage our triple net lease investments.  In the future, we may also use other sources of financing to fund the acquisition of our targeted assets, including warehouse facilities and other secured and unsecured forms of borrowing.  We may also seek to raise further equity capital or issue debt securities to fund our future asset acquisitions.

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

Financial Condition

At September 30, 2011, our investment portfolio consisted of $894.9 million of securities and loans.

The following table summarizes certain characteristics of our portfolio at the quarter ended September 30, 2011 and December 31, 2010:

	Quarter Ended September 30, 2011	Quarter Ended December 31, 2010
	(dollars in thousands)
Investment portfolio at quarter-end	$894,926	$412,981
Interest bearing liabilities at quarter-end	-	172,837
Leverage at quarter-end (Debt:Equity)	-	0.6:1
Fixed-rate investments as percentage of portfolio	50%	94%
Adjustable-rate investments as percentage of portfolio	50%	6%
Fixed-rate investments
Agency mortgage-backed securities as percentage of fixed-rate assets	38%	-
Commercial mortgage-backed securities as percentage of fixed-rate assets	-	55%
Commercial mortgage loans as percentage of fixed-rate assets	58%	40%
Commercial preferred equity loans as percentage of fixed-rate assets	4%	5%
Adjustable-rate investments
Commercial mortgage loans as percentage of adjustable-rate assets	100%	100%
Weighted average yield on interest earning assets at quarter-end	16.80%	7.75%
Weighted average cost of funds at quarter-end	-	3.60%

The following table summarizes certain characteristics of our portfolio at September 30, 2011 and December 31, 2010:

	Quarter Ended			Quarter Ended
	September 30, 2011			December 31, 2010
	Commercial Loans	Preferred Equity	Agency MBS	CMBS	Commercial Loans	Preferred Equity
Weighted average cost basis	$85.6	$93.8	$104.7	$101.4	$95.5	$93.4
Weighted average fair value	$85.6	$93.8	$107.1	$106.3	$95.7	$93.4
Weighted average coupon	5.40%	10.09%	4.77%	5.37%	8.80%	10.09%
Fixed-rate percentage of asset class	37%	100%	100%	100%	76%	100%
Adjustable-rate percentage of asset class	63%	-	-	-	13%	-
Weighted average yield on assets at period-end	19.97%	17.28%	3.39%	5.12%	10.30%	12.37%
Weighted average cost of funds at period-end	-	-	-	3.60%	-	-

Results of Operations
Net Income Summary

Our net income for the quarter and nine months ended September 30, 2011 was $39.9 million and $66.6 million, respectively, or $0.52 and $1.15 per weighted average share, respectively.  Our net income for the quarter and nine months ended September 30, 2010 was $3.2 million and $7.4 million, respectively, or $0.18  and  $0.41 per weighted average share. Our revenue was generated primarily by interest income.  We attribute the increase in net income in each period to the continued deployment of capital and increase in interest earning assets.   The table below presents the net income summary for the quarters and nine months ended September 30, 2011 and 2010:

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter ended September 30, 2011	For the Quarter ended September 30, 2010	For the Nine Months ended September 30, 2011	For the Nine Months ended September 30, 2010

Net interest income:
Interest income	$43,961	$5,708	$64,243	$13,443
Interest expense	21	1,569	2,295	3,710
Net interest income	43,940	4,139	61,948	9,733

Realized gains on sale of investments	-	-	13,925	623
Miscellaneous fees	217	-	217	-

Other expenses:
Provision for loan losses	-	63	127	113
Management fee	3,373	356	7,398	994
General and administrative expenses	848	505	1,942	1,813
Total other expenses	4,221	924	9,467	2,920

Net income before income tax	39,936	3,215	66,623	7,436
Income tax	-	-	1	1
Net income	$39,936	$3,215	$66,622	$7,435

Net income per share-basic and diluted	$0.52	$0.18	$1.15	$0.41
Weighted average number of shares outstanding- basic and diluted	76,620,112	18,120,112	57,887,511	18,120,112

Comprehensive income:
Net income	$39,936	$3,215	$66,622	$7,435
Other comprehensive income (loss):
Unrealized gain on securities available-for-sale	1,649	9,364	7,847	15,564
Reclassification adjustment for realized gains included in net income	-	-	(13,925)	(623)
Total other comprehensive income (loss)	1,649	9,364	(6,078)	14,941
Comprehensive income (loss)	$41,585	$12,579	$60,544	$22,376

Interest Income and Average Earning Asset Yield

We had average earning assets of $1.1 billion and $318.2 million for the quarters ended September 30, 2011 and 2010, respectively.  Our interest income was $44.0 million and $5.7 million for the quarters ended September 30, 2011 and 2010, respectively.  The annualized yield on our portfolio was 16.42% and 7.15% for the quarters ended September 30, 2011 and 2010, respectively.  We attribute the increase in interest income to the purchase of additional assets.  We attribute the increase in yield to recognizing the accretable yield over the life of loans purchased at a discount to their estimated terminal value.

We had average earning assets of $868.7 million and $254.1 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.  Our interest income was $64.2 million and $13.4 million for the nine months ended September 30, 2011 and 2010, respectively.  The annualized yield on our portfolio was 9.89% and 7.02% for the nine months ended September 30, 2011 and 2010, respectively.  We attribute the increase in interest income to the purchase of additional assets.  We attribute the increase in yield to recognizing the accretable yield over the life of loans purchased at a discount to their estimated terminal value.

Interest Expense and the Cost of Funds

We had average borrowed funds of $40.0 million and total interest expense of $21 thousand for the quarter ended September 30, 2011.  Our average cost of funds was 0.21% for the quarter ended September 30, 2011.  We had average borrowed funds of $173.2 million and interest expense of $1.6 million for the quarter ended September 30, 2010.  Our average cost of funds was 3.60% for the quarter ended September 30, 2010.   We attribute the decrease in interest expense to the decrease of assets financed and a lower cost of funds.

We had average borrowed funds of $110.0 million and total interest expense of $2.3 million for the nine months ended September 30, 2011.  Our average cost of funds was 2.78% for the nine months ended September 30, 2011.  We had average borrowed funds of $137.5 million and interest expense of $3.7 million for the nine months ended September 30, 2010.  Our average cost of funds was 3.60% for the nine months ended September 30, 2010.   We attribute the decrease in interest expense to the decrease of assets financed and a lower cost of funds.

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $43.9 million and $4.1 million for the quarters ended September 30, 2011 and 2010, respectively. Our net interest spread, which equals the yield on our average assets for the quarter less the average cost of funds, was 16.21% and 3.55% for the quarter ended September 30, 2011 and September 30, 2010, respectively.  We attribute the increase in net interest spread to the additional purchases of interest earning assets with higher annualized yields.

Our net interest income totaled $61.9 million and $9.7 million for the nine months ended September 30, 2011 and 2010, respectively. Our net interest spread, which equals the yield on our average assets for the quarter less the average cost of funds, was 7.11% and 3.42% for the nine months ended September 30, 2011 and September 30, 2010, respectively.  We attribute the increase in net interest spread to the additional purchases of interest earning assets with a increase annualized yield.

The table below shows certain characteristics of our net interest income for the quarters ended September 30, 2011, June 30, 2011 and March 31, 2011, the year ended December 31, 2010 and the four quarters of 2010.

Net Interest Income
(Ratios have been annualized, dollars in thousands)

			Yield on
	Average		Average	Average				Net
	Earning	Interest	Interest	Interest		Average	Net	Interest
	Assets	Earned on	Earning	Bearing	Interest	Cost	Interest	Rate
	Held*	Assets	Assets*	Liabilities	Expense	of Funds	Income	Spread
Quarter ended September 30, 2011	$1,070,659	$43,961	16.42%	$40,000	$21	0.21%	$43,940	16.21%
Quarter ended June 30, 2011	$1,112,767	$12,898	4.64%	$118,965	$742	2.49%	$12,156	2.15%
Quarter ended March 31, 2011	$415,519	$7,380	7.10%	$172,612	$1,532	3.60%	$5,848	3.50%
For the year ended December 31, 2010	$290,150	$20,675	7.13%	$173,341	$5,279	3.60%	$15,395	3.53%
Quarter ended December 31, 2010	$398,285	$7,289	7.32%	$172,947	$1,569	3.60%	$5,721	3.72%
Quarter ended September 30, 2010	$318,188	$5,685	7.15%	$173,226	$1,569	3.60%	$4,116	3.55%
Quarter ended June 30, 2010	$279,020	$4,809	6.89%	$173,678	$1,557	3.61%	$3,252	3.28%
Quarter ended March 31, 2010	$165,107	$2,892	7.01%	$65,633	$584	3.60%	$2,308	3.41%

*Excludes cash and cash equivalents.

Gains and Losses on Sales

We had no sales during the quarters ended September 30, 2011 and 2010.

During the nine months ended September 30, 2011, we sold CMBS with a carrying value of $200.8 million resulting in realized gains of $13.9 million.  During the nine months ended September 30, 2010, we sold assets with a carrying value of $60.6 million resulting in realized gains of $623 thousand.

Management Fee and General and Administrative Expenses

We paid FIDAC a management fee of $3.4 million and $356.0 thousand for the quarters ended September 30, 2011 and 2010, respectively.  We paid FIDAC a management fee of $7.4 million and $994 thousand for the nine months ended September 30, 2011 and 2010, respectively.  The management fee is calculated as a percentage of  stockholders’ equity (as defined in the management agreement).

General and administrative, or G&A, and management fee expenses were $4.2 million and $0.9 million for the quarters ended September 30, 2011 and 2010, respectively.   General and administrative, or G&A, and management fee expenses were $9.3 million and $2.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Total expenses as a percentage of average total assets were 1.76% and 0.77% for the quarters ended September 30, 2011 and 2010, respectively.  The difference is primarily due to ramp of the management fee to the full 1.5% per annum at September 30, 2011 from 1.0% per annum at September 30, 2010.

FIDAC has currently waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the quarters ended September 30, 2011, June 30, 2011, March 31, 2011 and the year ended December 31, 2010 and the four quarters of 2010.

Management Fees and G&A Expenses and Operating Expense Ratios
(Ratios have been annualized, dollars in thousands)

	Total Management	Total Management	Total Management
	Management Fee	Fee and G&A	Fee and G&A
	and G&A	Expenses/Average	Expenses/Average
	Expenses	Total Assets	Equity
For the quarter ended September 30, 2011	$4,221	1.76%	1.86%
For the quarter ended June 30, 2011	$3,959	1.42%	1.80%
For the quarter ended March 31, 2011	$1,160	0.54%	1.73%
For the year ended December 31, 2010	$3,949	0.93%	1.51%
For the quarter ended December 31, 2010	$1,142	1.02%	1.69%
For the quarter ended September 30, 2010	$861	0.77%	1.29%
For the quarter ended June 30, 2010	$852	0.78%	1.31%
For the quarter ended March 31, 2010	$1,094	1.22%	1.70%

Net Income and Return on Average Equity

Our net income was $39.9 million for the quarter ended September 30, 2011 compared to a net income of $3.2 million for the quarter ended September 30, 2010.  Our net income was $66.6 million for the nine months ended September 30, 2011 compared to a net income of $7.4 million for the nine months ended September 30, 2010.  We attribute the increase in net income in each period to continued deployment of capital resulting in an increase in net interest income.   The table below shows our net interest income, total expenses and realized gain, each as a percentage of average equity, and the return on average equity for the quarters ended September 30, 2011, June 30, 2011, March 31, 2011,  the year ended December 31, 2010 and the four quarters of 2010.

Components of Return on Average Equity
(Ratios have been annualized)

	Net
	Interest	Fee	Total	Realized	Return
	Income/	Income /	Expenses(1)/	Gain/	on
	Average	Average	Average	Average	Average
	Equity	Equity	Equity	Equity	Equity
For the quarter ended September 30, 2011	19.37%	0.10%	(1.86%)	0.00%	17.61%
For the quarter ended June 30, 2011	5.51%	-	(1.80%)	6.32%	10.03%
For the quarter ended March 31, 2011	8.71%	-	(1.91%)	0.00%	6.80%
For the year ended December 31, 2010	5.89%	-	(1.60%)	0.24%	4.53%
For the quarter ended December 31, 2010	8.48%	-	(1.88%)	0.00%	6.60%
For the quarter ended September 30, 2010	6.20%	-	(1.39%)	0.00%	4.82%
For the quarter ended June 30, 2010	5.05%	-	(1.47%)	0.00%	3.68%
For the quarter ended March 31, 2010	3.60%	-	(1.73%)	0.97%	2.85%

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

Current Period

We held cash and cash equivalents of approximately $47.2 million and $31.0 million at September 30, 2011 and December 31, 2010, respectively.

Our operating activities provided net cash of approximately $10.0 million for the quarter ended September 30, 2011 and provided net cash of $2.6 million for the quarter ended September 30, 2010.  Our operating activities provided net cash of approximately $24.8 million for the nine months ended September 30, 2011 and provided net cash of $5.5 million for the nine months ended September 30, 2010.  The increase is due to the additional coupon income and realized accretion of loans purchased this year.

Our investing activities provided net cash of $65.8 million and used $98.4 million for the quarters ended September 30, 2011 and September 30, 2010, respectively.  This increase is primarily due the maturity and subsequent pay off of several investments.  Our investing activities used net cash of $442.8 million and $308.2 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.  This increase is primarily due the acquisition of a portfolio of 30 commercial real estate assets, including commercial mortgage loans, subordinate notes and mezzanine loans, relating to 17 properties or groups of properties from Barclays Capital Real Estate Inc.

Our financing activities for the quarters ended September 30, 2011 and 2010 used $65.7 million and $2.6 million, respectively,  primarily to pay dividends and reduce our financing. We currently have established uncommitted repurchase agreements for RMBS we may acquire with 8 counterparties.

We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets.   We had no leverage as of September 30, 2011.

Stockholders’ Equity

During the quarter ended September 30, 2011 we declared dividends to common shareholders totaling $23.0 million or $0.30 per share, all of which were paid on October 27, 2011.  During the quarter ended September 30, 2010 we declared dividends to common shareholders totaling $3.1 million or $0.17 per share, all of which were paid October 28, 2010.

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

There was no preferred stock issued or outstanding as of September 30, 2011 and 2010.

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

Purchases of Common Stock by Affiliates

In connection with our March 2011 common stock offerings we sold Annaly 5,000,000 shares of our common stock at the same price per share paid by other investors in our public offering and as of September 30, 2011 Annaly owned approximately 12.4% of our outstanding shares of common stock.

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

During the quarter ended September 30, 2011, we declared dividends to common shareholders totaling $23.0 million or $0.30 per share, which were paid on October 27, 2011.

Capital Resources

At September 30, 2011 we had no material commitments for capital expenditures.

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

Other Matters

We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act.  If we were to become regulated as an investment company, then our use of leverage would be substantially reduced.

Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act.

Certain of our subsidiaries, including CreXus S Holdings LLC and certain subsidiaries that we may form in the future, rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act.  Section 3(c)(5)(C) as interpreted by the staff of the Securities and Exchange Commission (or the SEC), requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” (or Qualifying Real Estate Assets) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets.  The assets that we acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act.

On August 31, 2011, the SEC issued a concept release titled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments” (SEC Release No. IC-29778).  Under the concept release, the SEC is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption.

We calculate that as of September 30, 2011 and December 31, 2010, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act as interpreted by the staff of the SEC.

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

Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2011 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

	Projected Percentage Change in	Projected Percentage Change in
Change in Interest Rate	Net Interest Income	Portfolio Value
-75 Basis Points	(6.76%)	1.35%
-50 Basis Points	(4.60%)	0.90%
-25 Basis Points	(2.35%)	0.45%
Base Interest Rate	-	-
+25 Basis Points	2.35%	(0.45%)
+50 Basis Points	4.39%	(0.90%)
+75 Basis Points	6.27%	(1.35%)

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at September 30, 2011. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

	Within 3	3-12	1 Year to	Greater than
	Months	Months	3 Years	3 Years	Total

Rate sensitive assets, principal balance	$685,127	$-	$311,257	$-	$996,384
Cash equivalents	47,233	-	-	-	47,233
Total rate sensitive assets	732,360	-	311,257	-	1,043,617

Rate sensitive liabilities	-	-	-	-	-

Interest rate sensitivity gap	$732,360	$-	$311,257	$-	$1,043,617

Cumulative rate sensitivity gap	$732,360	$732,360	$1,043,617	$1,043,617

Cumulative interest rate sensitivity
gap as a percentage of total rate
sensitive assets	70.18%	70.18%	100.00%	100.00%

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and our subsequent Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results.  The materialization of any risks and uncertainties identified in our forward looking statements contained in this report together with those previously disclosed in the Form 10-K or any subsequent Form 10-Q or those that are presently unforeseen could  result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our most recent Annual Report on Form 10-K and our subsequent Quarterly Report on Form 10-Q.

A recent concept release by the Securities and Exchange Commission (the “SEC”) may lead to a loss of Investment Company Act exemption that would adversely affect us.

We at all times intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act.  If we were to become regulated as an investment company, then our use of leverage would be substantially reduced.  Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act.

Certain of our subsidiaries, including CreXus S Holdings LLC and certain subsidiaries that we may form in the future, rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act.  Section 3(c)(5)(C) as interpreted by the staff of the Securities and Exchange Commission (or the SEC), requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” (or Qualifying Real Estate Assets) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets.  The assets that we acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act.

On August 31, 2011, the SEC issued a concept release titled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments” (SEC Release No. IC-29778).  Under the concept release, the SEC is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption.  If the SEC determines that any of the securities we currently treat as Qualifying Real Estate Assets are not Qualifying Real Estate Assets or otherwise believes we do not satisfy the exemption under Section 3(c)(5)(C), we could be required to restructure our activities or sell certain of our assets.  We may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher yielding mortgage assets.  The net effect of these factors will be to lower our net interest income.  If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described.  Our business will be materially and adversely affected if we fail to qualify for this exemption.

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

*  Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at September 30, 2011 (Unaudited) and December 31, 2010 (Derived from the audited consolidated statement of financial condition at December 31, 2010); (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements (Unaudited) for the quarter ended September 30, 2011.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREXUS INVESTMENT CORP.

By:	/s/ Kevin Riordan
Kevin Riordan
Chief Executive Officer and President (Principal Executive Officer)
November 8, 2011

By:	/s/ Daniel Wickey
Daniel Wickey
Chief Financial Officer (Principal Financial Officer)
November 8, 2011