Form 10-K
period 2011-12-31
CreXus Investment Corp.
filed 2012-02-29
CIK 1467027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2011

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

None.

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☑ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:         Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑   Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

At June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $742,518,341 based on the closing sale price on the New York Stock Exchange on that date.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at February 24, 2012
Common Stock, $.01 par value	76,620,112

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2011. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

CREXUS INVESTMENT CORP.

2011 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS
		PAGE

PART I

ITEM 1.	BUSINESS	2

ITEM 1A.	RISK FACTORS	9

ITEM 1B.	UNRESOLVED STAFF COMMENTS	49

ITEM 2.	PROPERTIES	50

ITEM 3.	LEGAL PROCEEDINGS	50

ITEM 4.	MINE SAFETY DISCLOSURE	50

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	51

ITEM 6.	SELECTED FINANCIAL DATA	54

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS	56

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	70

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	74

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
	FINANCIAL DISCLOSURE	75

ITEM 9A.	CONTROLS AND PROCEDURES	75

ITEM 9B.	OTHER INFORMATION	77

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	77

ITEM 11.	EXECUTIVE COMPENSATION	77

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
	RELATED STOCKHOLDER MATTERS	77

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	77

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	77

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	78

FINANCIAL STATEMENTS		F-1

SIGNATURES		S-1

EXHIBITS

Special Note Regarding Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ “will,” or similar expressions, we intend to identify forward-looking statements.  Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and strategy;

•	our ability to obtain and maintain financing arrangements and the terms of such arrangements;

•	financing and advance rates for our targeted assets;

•	general volatility of the markets in which we acquire assets;

•	the implementation, timing and impact of, and changes to, various government programs;

•	our expected assets;

•	changes in the value of our assets;

•	market trends in our industry, interest rates, the debt securities markets or the general economy;

•	rates of default or decreased recovery rates on our assets;

•	our continuing or future relationships with third parties;

•	prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

•	our ability to maintain our qualification as a REIT for federal income tax purposes;

•	ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or 1940 Act;

•	the availability of opportunities in real estate-related and other securities;

•	the availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition;

•	interest rate mismatches between our assets and our borrowings used to finance purchases of such assets;

•	changes in interest rates and mortgage prepayment rates;

•	the effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	our ability to integrate acquired assets into our existing portfolio; and

•	our ability to realize our expectations of the advantages of acquiring assets.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us.  For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, please see the information under the caption “Risk Factors” described in this Form 10-K.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise

PART I
Item 1: Business

All references to “we,” “us,” or “our” mean CreXus Investment Corp. and all entities owned by us.

The Company

We are a commercial real estate company that acquires, manages, and finances, directly or through our subsidiaries, commercial mortgage loans and other commercial real estate debt, commercial real property, commercial mortgage-backed securities, or CMBS, other commercial real estate-related assets and Agency residential mortgage-backed securities.  We expect that the commercial real estate loans we acquire will be fixed and floating rate first mortgage loans secured by commercial properties.  We may also acquire subordinated commercial mortgage loans and mezzanine loans.  We also engage in long-term sale-leaseback and build-to-suit transactions with companies in the U.S. We also intend to engage in these transactions with companies in Europe. The long term sale-leaseback and build to suit properties are triple net leased to corporate tenants.  The triple net leases require that in sale-leaseback transactions, each tenant pays substantially all of the costs associated with operating and maintaining the property, including real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance and capital expenditures.  From time to time, we also acquire commercial real property as part of our resolution of commercial mortgage loans and other commercial real estate debt where a borrower defaults in their obligations and we take title to the collateral underlying the commercial mortgage loans and other commercial real estate debt through foreclosure or other means.

We acquire CMBS which are rated AAA through BBB as well as CMBS that are below investment grade or are non-rated.  The other commercial real estate-related securities and other commercial real estate asset classes consist of debt and equity tranches of commercial real estate collateralized debt obligations, or CRE CDOs, loans to real estate companies including real estate investment trusts, or REITs, and real estate operating companies, or REOCs, commercial real estate securities and commercial real property.  In addition, we acquire residential mortgage-backed securities, or RMBS, for which a U.S. Government agency such as Ginnie Mae, or a federally chartered corporation such as Fannie Mae and Freddie Mac, guarantees payments of principal and interest on the securities.  We refer to these securities as Agency RMBS.  We refer to Ginnie Mae, Fannie Mae, and Freddie Mac collectively as the Agencies.

We were formed as a Maryland corporation on January 23, 2008.  We are externally managed by Fixed Income Discount Advisory Company, which we refer to as FIDAC or our Manager.  FIDAC is a wholly owned subsidiary of Annaly Capital Management, Inc., or Annaly.  We have elected and qualify to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with our taxable year ending on December 31, 2009.

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

Our targeted asset classes and the principal assets we expect to acquire are as follows:

Asset Class	Principal Assets

Commercial Mortgage Loans	“A-Notes” and other first mortgage loans that are secured by commercial properties Construction loans

Subordinated Debt	“B-Notes,” “C-Notes,” and other subordinated notes Mezzanine loans Loan Participations Preferred Equity

Commercial Real Property	Office buildings Hotels Retail Industrial Multifamily Other commercial real property including land

Commercial Mortgage-Backed Securities, or CMBS	CMBS rated AAA through BBB CMBS that are rated below investment grade or are non-rated

Other Commercial Real Estate Assets	Debt and equity tranches of CRE CDOs Loans to real estate companies including REITs and REOCs Commercial real estate securities

Agency RMBS
Single-family residential mortgage pass-through certificates representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal are guaranteed by a U.S. Government agency or federally chartered corporation

Our principal business objective is to capitalize on the fundamental changes that have occurred and are occurring in the commercial real estate finance industry to provide attractive risk adjusted returns to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation.  In order to capitalize on the changing sets of opportunities that may be present in the various points of an economic cycle, we may expand or refocus our strategy by emphasizing assets in different parts of the capital structure and different real estate sectors.  In the near to medium term, we expect to continue to deploy our capital through the origination and acquisition of commercial first mortgage loans, mezzanine financings and other commercial real-estate debt instruments at attractive risk-adjusted yields as well as directly in commercial real property and CMBS.  We expect to allocate our capital within our targeted asset classes opportunistically based upon our Manager’s assessment of the risk-reward profiles of particular assets.  Our strategy may be amended from time to time, if recommended by our Manager and approved by our board of directors.  If we amend our asset strategy, we are not required to seek stockholder approval.

We use borrowings as part of our financing strategy.  Although we are not required to maintain any particular leverage ratio, the amount of leverage we incur is determined by our Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing our assets, the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of our target assets and the collateral underlying our target assets.  We may enhance the returns on our commercial mortgage loan assets, especially loan acquisitions, through securitizations.  If possible, we may securitize the senior portion, expected to be equivalent to investment grade rated CMBS, while retaining the subordinate securities in our portfolio. We may also sell the senior portion or A-Note and retain the subordinate or junior position in a B-Note or other subordinate loan. We use repurchase agreements to finance acquisitions of Agency RMBS with a number of counterparties.  We currently leverage our triple net lease investments.  In the future, we may also use other sources of financing to fund the acquisition of our targeted assets, including warehouse facilities and other secured and unsecured forms of borrowing.  We may also seek to raise further equity capital or issue debt securities to fund our future asset acquisitions.

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

Subordinated Debt

Subordinated Mortgage Loans or B-Notes – These instruments include structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets.  A B-Note is typically created from a privately negotiated loan that is secured by a first mortgage on a single large commercial property or group of related properties and subordinated to an A-Note secured by the same first mortgage property or group.  The subordination of a B-Note typically is evidenced by an intercreditor agreement with the holder of the A-Note.  B-Notes are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding A-Note.  We may create subordinated mortgage loans by tranching or selling our purchased first mortgage loans through syndication of our senior first mortgages, or buy such assets directly from third party originators.  We may originate B-Notes privately or purchase in the secondary market.

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

Commercial Real Properties

Commercial Real Property – We may make acquisitions in commercial real property to take advantage of attractive opportunities. Additionally, in certain instances we may engage in sale-leaseback  transactions with our commercial real properties. From time to time, our real estate debt investments result in us owning commercial real property as a result of a loan workout and the exercise of our remedies under the mortgage documents.

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

Agency RMBS

We may acquire Agency RMBS which are investments in pools of mortgage-backed securities. Agency RMBS are mortgage-backed securities for which a government agency or federally chartered corporation, such as Freddie Mac, Fannie Mae, or Ginnie Mae, guarantees payments of principal or interest on the securities.

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

•
Until appropriate assets can be identified, our Manager may deploy our capital and any future offerings in interest-bearing, short-term investments, including money market accounts and/or funds, that are consistent with our intention to qualify as a REIT.

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

We have financed our triple net lease portfolio with non-recourse financings, which generally limit the recoverability of the loan to the property. These financings will be specific to a particular property or secured by a portfolio of our properties.  We anticipate that the loan to value ratio for these financing will be between 40% and 65% but would likely not exceed 80%.

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

Management Agreement

We have entered into a management agreement with FIDAC, which provides for an initial term through December 31, 2013, with automatic one-year extension options and subject to certain termination rights. Under the management agreement, we paid FIDAC a management fee of 0.50% per annum from inception through September 22, 2010, and of 1.00% per annum from September 23, 2010 through March 22, 2011, and after March 22, 2011 we pay FIDAC a management fee of 1.50% per annum, calculated quarterly, of our stockholders’ equity. For purposes of calculating the management fee, our stockholders’ equity means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, and less any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income). This amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between FIDAC and our independent directors and approved by a majority of our independent directors. The management fee will be reduced, but not below zero, by our proportionate share of any management fees FIDAC receives from any investment vehicle in which we invest, based on the percentage of equity we hold in such vehicle.

We are obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, we are required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC required for our operations.  These expenses will be allocated between FIDAC and us based on the ratio of our proportion of gross assets compared to all remaining gross assets managed by FIDAC as calculated at each quarter end.  We and FIDAC will modify this allocation methodology, subject to our board of directors’ approval if the allocation becomes inequitable (i.e., if we become very highly leveraged compared to FIDAC’s other funds and accounts).  FIDAC has waived its right to request reimbursement from us of these expenses until such time as it determines to rescind that waiver.  For the year endedDecember 31, 2011, our Manager earned management fees of $11.0 million.

Competition

A number of entities will compete with us to purchase the types of assets we plan to acquire.  Our net income will depend, in large part, on our ability to acquire assets at favorable spreads. In acquiring real estate-related assets, we compete with other REITs, public and private funds, commercial and investment banks, commercial finance companies, life insurance companies and other entities.  Some of these entities may not be subject to the same regulatory constraints (i.e., REIT compliance or maintaining an exemption under the 1940 Act) as us.  In addition, many of these entities have greater financial resources and access to capital than us.    In addition, there are numerous mortgage REITs with similar asset acquisition objectives, and others may be organized in the future. These other REITs will increase competition for the available supply of real estate-related assets suitable for purchase. Many of our anticipated competitors are substantially larger than we are, have considerably greater financial, technical, marketing and other resources and may have other advantages over us. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have objectives that overlap with ours, which may create competition for asset acquisition opportunities.  Some competitors may have a lower cost of funds and access to funding sources that are not available to us.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

In the face of this competition, we expect to have access to our Manager’s professionals, brokers and other industry participants, which may provide us with a competitive advantage and help us assess investment risks and determine appropriate pricing for certain potential investments.  However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. Also, our competitive position may be impacted materially by certain conflicts between us and Annaly.  For additional information concerning these competitive risks, see “Risk Factors—Risks Related To Our Business.”

Available Information

Our investor relations website is www.crexusinvestment.com.  We make available on the website under "Investor Relations/SEC filings," free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any other reports (including any amendments to such reports) as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information on our website, however, is not part of this Annual Report on Form 10-K.  All reports filed with the Securities and Exchange Commission may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330.  In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

Item 1A.  Risk Factors

An investment in our stock involves a number of risks.  Before making an investment decision, you should carefully consider all of the risks described in this Form 10-K.  If any of the risks discussed in this Form 10-K actually occur, our business, financial condition, results of operations and/or liquidity could be materially adversely affected.  If this were to occur, the trading price of our stock could decline significantly and you may lose all or part of your investment.

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

We have no separate facilities and are completely reliant on our Manager.  We have no employees.  Our officers are also employees of our Manager, who has significant discretion as to the implementation of our asset and operating policies and strategies.  Accordingly, we depend on the diligence, skill and network of business contacts of the senior management of our Manager.  The senior management of our Manager evaluates, negotiates, structures, closes and monitors our assets; therefore, our success depends on their continued service.  The departure of any of the senior managers of our Manager could have a material adverse effect on our performance.  In addition, we can offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s principals and professionals.  Our management agreement with our Manager only extends until December 31, 2013.  If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.  Moreover, our Manager is not obligated to dedicate certain of its employees exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager’s employees are contractually dedicated to us under our management agreement with our Manager.  Each of Kevin Riordan, our Chief Executive Officer, President and Director, Robert Restrick, our Chief Operating Officer, Jeffrey Conti, our Head of Commercial Underwriting, Robert Karner, our Global Head of Debt Investments, Daniel Wickey, our Chief Financial Officer, Gordon DuGan, our Manager’s Global Head of Commercial Equity Investments, and Benjamin Harris, our Manager’s Head of US Net Lease Investments currently devotes all of their time to our business.

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

As of December 31, 2011, Annaly owned approximately 12.4% of our common stock, which entitles them to receive quarterly distributions based on financial performance.  In evaluating assets and other management strategies, this may lead our Manager to place emphasis on the maximization of revenues at the expense of other criteria, such as preservation of capital.  Assets with higher yield potential are generally riskier or more speculative.  This could result in increased risk to the value of our portfolio.  Annaly and each our Manager’s officers and employees who is an existing stockholder may sell shares in us at any time following the lock-up period.  The lock-up period expires on the earlier of (i) September 16, 2012 or (ii) the termination of the management agreement.  To the extent Annaly or our Manager’s officers and employees sell some of their shares, their interests may be less aligned with our interests.

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

Kevin Riordan, Robert Restrick, Jeffery Conti, Robert Karner, Daniel Wickey, Gordon DuGan and Benjamin Harris also serve as employees of our Manager.  In addition, certain of our directors are employees of our Manager.  Our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

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

Difficult conditions in the mortgage and commercial real estate markets may cause us to experience market losses related to our holdings, and these conditions may not improve in the near future.

Our results of operations are materially affected by conditions in the mortgage and commercial real estate markets, the financial markets and the economy generally.  Continuing concerns about the real estate market, as well as energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward.  The commercial mortgage market had been severely affected by changes in the lending landscape while there has been improvement and there is still uncertainty about the stability of  the market.   Declines in the market values of our assets may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

In addition, weakness in the residential and commercial real estate markets have resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. We may rely on the availability of financing to acquire real estate-related securities and commercial mortgage loans. Institutions from which we will seek to obtain financing may have owned or financed real estate-related securities and commercial real estate loans, which have declined in value and caused them to suffer losses as a result of the downturn in the real estate markets. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. If these conditions persist, these institutions may become insolvent or tighten their lending standards, which could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our assets.

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

The illiquidity of our assets in real estate loans and CMBS may make it difficult for us to sell such assets if the need or desire arises.  Many of the securities we purchase are not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain assets such as B-Notes, mezzanine loans, preferred equity and bridge and other loans are also particularly illiquid assets due to their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default.  Moreover, turbulent market conditions, such as those recently in effect, could significantly and negatively impact the liquidity of our assets. It may be difficult or impossible to obtain third party pricing on the assets we purchase. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value.  In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets.  As a result, we expect many of our assets will be illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets.  Further, we may face other restrictions on our ability to liquidate an asset in a business entity to the extent that we or our Manager has or could be attributed with material, nonpublic information regarding such business entity.  As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

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

Our CMBS assets are subject to losses.

The CMBS we acquire are subject to losses. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder generally, the “B-Piece” buyer, and then by the holder of a higher-rated security.  In the event of default and the exhaustion of any equity support, mezzanine loans or B-Notes, and any classes of securities junior to those which we acquire, we will not be able to recover all of our capital in the securities we purchase.  In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities.  The prices of lower credit quality CMBS are generally less sensitive to interest rate changes than more highly rated CMBS, but more sensitive to adverse economic downturns or individual issuer developments.  The projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS because the ability of obligors of mortgages underlying CMBS to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

We may not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to the CMBS in which we may invest, overall control over the special servicing of the related underlying mortgage loans will be held by a “directing certificate holder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of CMBS in such series.  To the extent that we focus on acquiring classes of existing series of CMBS originally rated AAA, we will not have the right to appoint the directing certificate holder.  In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

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

Some of our assets may be rated by Moody’s Investors Service, Fitch Ratings, Standard &Poor’s, DBRS, Inc., Realpoint LLC or other credit ratings organizations.  Any credit ratings on our assets are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant.  If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our assets in the future, the value of these assets could significantly decline, which would adversely affect the value of our portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

The B-Notes that we may acquire may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may acquire B-Notes. A B-Note is a mortgage loan typically (1) secured by a first mortgage on a single large commercial property or group of related properties and (2) subordinated to an A-Note secured by the same first mortgage on the same collateral.  As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. However, because each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may vary from transaction to transaction.  Further, B-Notes typically are secured by a single property and so reflect the risks associated with significant concentration.  Significant losses related to our B-Notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

We own assets secured by real estate and own real estate directly, in the future, we may own real estate directly either through direct purchases or upon a default of mortgage loans.  Real estate assets are subject to various risks, including:

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

Some of our portfolio assets may be recorded at fair value and, as a result, there will be uncertainty as to the value of these assets.  Some of our portfolio assets are in the form of positions or securities that are not publicly traded.  The fair value of securities and other investments that are not publicly traded may not be readily determinable.  We value these assets quarterly at fair value. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed.  The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

An increase in prepayment rates could adversely affect yields on our assets.

The value of our assets may be affected by prepayment rates on mortgage loans.  Prepayment rates on mortgage loans are influenced by changes in interest rates and a variety of economic, geographic and other factors and consequently, prepayment rates cannot be predicted with certainty.  In periods of declining mortgage interest rates, prepayments on mortgage loans generally increase. If general interest rates decline as well, we are likely to reinvest the proceeds of prepayments received during these periods in assets yielding less than the mortgage loans that were prepaid. In addition, the market value of the mortgage loan assets may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates.  Conversely, in periods of rising interest rates, prepayments on mortgage loans generally decrease, in which case we would not have the prepayment proceeds available to acquire assets with higher yields.  Under certain interest rate and prepayment scenarios, we may fail to recoup fully our cost of certain assets purchased at a premium to face value.  In addition, other factors such as the credit rating of the borrower, the rate of home price appreciation or depreciation and the availability of public or private loan modification programs, none of which can be predicted with any certainty, may affect prepayment speeds on mortgage loans.

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

The problems faced by Fannie Mae and Freddie Mac resulting in their placement into federal conservatorship and receipt of significant U.S. Government support have sparked debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans and mortgage-backed securities.  With Fannie Mae’s and Freddie Mac’s future under debate, the nature of their guarantee obligations could be considerably limited relative to historical measurements.  Any changes to the nature of their guarantee obligations could redefine what constitutes an Agency mortgage-backed security and could have broad adverse implications for the market and our business, operations and financial condition.  If Fannie Mae or Freddie Mac are eliminated, or their structures change radically (i.e., limitation or removal of the guarantee obligation), we may be unable to acquire additional Agency mortgage-backed securities.  A reduction in the supply of Agency mortgage-backed securities could negatively affect the pricing of Agency mortgage-backed securities by reducing the spread between the interest we earn on our portfolio of Agency mortgage-backed securities and our cost of financing that portfolio.

Although the Treasury previously committed capital to Fannie Mae and Freddie Mac through 2012, and in a White Paper titled “Reforming America's Housing Finance Market” the Treasury committed to providing sufficient capital to enable Fannie Mae and Freddie Mac to meet their current and future guarantee obligations, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations.  Furthermore, the current credit support provided by the Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from mortgage-backed securities, and tightening the spread between the interest we earn on our mortgage-backed securities and the cost of financing those assets.

Future policies that change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, including those that result in their winding down, nationalization, privatization, or elimination, may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac.  As a result, such policies could increase the risk of loss on investments in Agency mortgage-backed securities guaranteed by Fannie Mae and/or Freddie Mac.  It also is possible that such policies could adversely impact the market for such securities and spreads at which they trade.  All of the foregoing could materially and adversely affect our business, operations and financial condition.

Transactions denominated in foreign currencies subject us to foreign currency risks.

        We may acquire assets in transaction denominated in foreign currencies, including in Euros, which exposes us to foreign currency risk.  As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets, as well as our income and distributions.  Any such changes in foreign currency exchange rates may impact the measurement of such assets or income for the purposes of our REIT tests.

Risks Related To Our Business

We reported a material weakness in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be accurately reported.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 identified a material weakness in its internal control over financial reporting as described in “Item 9A. Controls and Procedures.” This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, the price of our common stock and market confidence in our reported financial information.

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

If a borrower defaults on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan.  If the underlying collateral value is less than the loan amount, we will suffer a loss.  Conversely, some of our loans are unsecured or are secured only by equity interests in the borrowing entities.  These loans are subject to the risk that other lenders in the capital stack may be directly secured by the real estate assets of the borrower or may otherwise have a superior right to repayment.  Upon a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate.  In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the borrower before a default, and, as a result, the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.  In addition, the value of the underlying real estate may be adversely affected by some or all of the risks referenced above with respect to our owned real estate.

Some of our loans may be backed by individual or corporate guarantees from borrowers or their affiliates which are not secured.  If the guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness.  Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged as collateral for other lenders.  There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees.  As a result of these factors, we may suffer additional losses which could have a material adverse effect on our financial performance.

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

A recent concept release by the SEC may lead to a loss of Investment Company Act exemption that would adversely affect us.

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

On August 31, 2011, the SEC issued a concept release titled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments” (SEC Release No. IC-29778).  Under the concept release, the SEC is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption.  If the SEC determines that any of the securities we currently treat as Qualifying Real Estate Assets are not Qualifying Real Estate Assets or otherwise believes we do not satisfy the exemption under Section 3(c)(5)(C), we could be required to restructure our activities or sell certain of our assets.  We may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher yielding mortgage assets.  The net effect of these factors will be to lower our net interest income.  If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described.  Our business will be materially and adversely affected if we fail to qualify for this exemption

Rapid changes in the values of our CMBS, commercial mortgage loans and other real estate-related assets may make it more difficult for us to maintain our qualification as a REIT or exemption from the 1940 Act.

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

Our reported GAAP financial results differ from the taxable income results that impact our dividend distribution requirements and, therefore, our GAAP results may not be an accurate indicator of future taxable income and dividend distributions.

Generally, the cumulative net income we report over the life of an asset will be the same for GAAP and tax purposes, although the timing of this income recognition over the life of the asset could be materially different.  Differences exist in the accounting for GAAP net income and REIT taxable income which can lead to significant variances in the amount and timing of when income and losses are recognized under these two measures.  Due to these differences, our reported GAAP financial results could materially differ from our determination of taxable income results, which impacts our dividend distribution requirements, and, therefore, our GAAP results may not be an accurate indicator of future taxable income and dividend distributions.

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

The fair value at which our assets may be recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions.  Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset is valued. Accordingly, the value of our common shares could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on our financial results.

We maintain financial reserves to protect against potential losses and conduct a review of the adequacy of these reserves on a quarterly basis. Our reserves reflect management’s current judgment of the probability and severity of losses within our overall portfolio, based on this quarterly review. However, estimation of ultimate loan losses, projected expenses and loss reserves is a complex process and there can be no assurance that management’s judgment will prove to be correct and that reserves will be adequate over time to protect against future losses. Such losses could be caused by factors including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, co-venturers, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. In particular, some of the loans we have acquired may become non-performing in the future in part because of the weak economy and the disruption of the credit markets which have adversely impacted the ability and willingness of many borrowers to service their debt and refinance loans at maturity. If our reserves for credit losses prove inadequate we may suffer additional losses which would have a material adverse effect on our financial performance and results of operations.

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

Under current market conditions, many forms of structured financing arrangements are generally unavailable, which has also limited borrowings under warehouse and repurchase agreements that are intended to be refinanced by such financings.  Consequently, the execution of our strategy may be dictated by the cost and availability of financing.  Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our shareholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes.  Furthermore, we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, as a REIT, we are required to distribute annually at least 90% of our REIT taxable income to our shareholders and are therefore not able to retain significant amounts of our earnings for new acquisitions.  We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could negatively affect our results of operations.

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

Our assets may become non-performing and sub-performing assets in the future, which are subject to increased risks relative to performing loans.

Our assets may in the near or the long term become non-performing and sub-performing assets, which are subject to increased risks relative to performing assets. Loans may become non-performing or sub-performing for a variety of reasons, such as the underlying property being too highly leveraged, decreasing income generated from the underlying property, or the financial distress of the borrower, in each case, that results in the borrower being unable to meet its debt service and/or repayment obligations. Such non-performing or sub-performing assets may require a substantial amount of workout negotiations and/or restructuring, which may involve substantial cost and divert the attention of our Manager and management from other activities and entail, among other things, a substantial reduction in interest rate, the capitalization of interest payments and a substantial write-down of the principal of the loan. Even if a restructuring were successfully accomplished, the borrower may not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity.

From time to time we find it necessary or desirable to foreclose on some, if not many, of the loans we acquire, and the foreclosure process may be lengthy and expensive. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses to payment against us (such as lender liability claims and defenses) even when such assertions may have no basis in fact or law, in an effort to prolong the foreclosure action and force the lender into a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the resolution of our claims. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of a loan or a liquidation of the underlying property will further reduce the proceeds and thus increase our loss. Any such reductions could materially and adversely affect the value of the commercial loans in which we invest.

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

When we foreclose on an asset, we may come to own and operate the property securing the loan, which would expose us to the risks inherent in that activity.

When we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all. Further, some of the property underlying the assets we are acquiring is of a different type or class than property our Manager has had experience owning directly, including properties such as hotels. Accordingly, we may not manage these properties as well as they might be managed by another owner, and our returns to investors could suffer.  If we foreclose on and come to own property, our financial performance and returns to investors could suffer.

Computer malware, viruses, hacking and phishing attacks, and spamming could harm our business and results of operations.

Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems in the future.  We rely heavily on our financial, accounting and other data processing systems.  Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack or any failure to maintain performance, reliability and security of our technical infrastructure.  As a result any such computer malware, viruses, and computer hacking and phishing attacks may harm our operations.

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

Risks Related to Our Net Lease Investment Business

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

Accounting policies and methods are fundamental to how we records and reports its financial condition and results of operations. From time to time the Financial Accounting Standards Board (or FASB) and the Securities and Commission (or SEC), who create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate.

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

Risks Related To Our Common Stock

Annaly owns a significant percentage of our common stock, and may vote its shares on matters submitted to the vote of our stockholders.

As of December 31, 2011, Annaly owned approximately 12.4% of our outstanding shares of common stock.  The interests of Annaly may conflict with, or differ from, the interests of other holders of our capital stock. Annaly may vote its shares on all our corporate decisions submitted to our stockholders for approval, regardless of whether or not we terminate the management agreement with our Manager.

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

We intend to make distributions on a quarterly basis out of assets legally available therefore to our stockholders in amounts such that all or substantially all of our REIT taxable income in each year is distributed.  We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this annual report.  All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and other factors as our board of directors may deem relevant from time to time.  Among the factors that could adversely affect our results of operations and impair our ability to pay distributions to our stockholders are:

•	the profitability of the assets we purchase:

•	our ability to make profitable asset acquisitions;

•	margin calls or other expenses that reduce our cash flow;

•	defaults in our asset portfolio or decreases in the value of our portfolio; and

•	the fact that anticipated operating expense levels may not provide accurate, as actual results may vary from estimates.

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

To qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our REIT taxable income.  To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income.  In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

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

Legislation enacted in 2003 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates from 38.6% to 15% (through 2012). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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
Please see the Schedule of Real Estate and Accumulated Depreciation to our financial statements for a description of the real estate properties we owned as of December 31, 2011.

Item 3.  Legal Proceedings

We are not party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material effect on our results of operations or financial condition.

Item 4.  Mine Safety Disclosure

None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities

Our common stock began trading publicly on the New York Stock Exchange under the trading symbol "CXS" on September 17, 2009.  As of February 18, 2012, we had 76,620,112 shares of common stock issued and outstanding which were held by approximately 17,950 beneficial holders. The following tables sets forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

	Stock Prices
	High	Low	Close
Quarter Ended December 31, 2011	$10.72	$8.30	$10.38
Quarter Ended September 30, 2011	$11.30	$8.43	$8.88
Quarter Ended June 30, 2011	$11.66	$10.26	$11.11
Quarter Ended March 31, 2011	$13.48	$11.40	$11.42

	Stock Prices
	High	Low	Close
Quarter Ended December 31, 2010	$13.22	$12.02	$13.10
Quarter Ended September 30, 2010	$12.89	$11.75	$12.03
Quarter Ended June 30, 2010	$13.82	$12.13	$12.43
Quarter Ended March 31, 2010	$14.26	$13.20	$13.37

Common Dividends Declared Per Share

Quarter Ended December 31, 2011	$0.35
Quarter Ended September 30, 2011	$0.30
Quarter Ended June 30, 2011	$0.25
Quarter Ended March 31, 2011	$0.23

Quarter Ended December 31, 2010	$0.22
Quarter Ended September 30, 2010	$0.17
Quarter Ended June 30, 2010	$0.12
Quarter Ended March 31, 2010	$0.07

We pay quarterly dividends and distribute to our stockholders substantially all of our taxable income in each year (subject to certain adjustments).  This enables us to qualify for the tax benefits accorded to REIT under the Code.   We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption “Risk Factors.”  All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite 500 Stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT Index, an industry index of mortgage REITs.  The comparison is for the period from September 17, 2009 to December 31, 2011 and assumes the reinvestment of dividends.  The graph and table assume that $100 invested in our common stock and the two other indices on September 17, 2009.  Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

	9/17/2009	12/31/2009	12/31/2010	12/31/2011

CreXus	100.0	95.4	93.5	78.7

S&P 500 Index	100.0	105.2	120.8	123.2

BBG REIT Index	100.0	98.9	120.2	118.6

The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed.  The historical information set forth above is not necessarily indicative of future performance.  Accordingly, we do not make or endorse any predictions as to future share performance.

Equity Compensation Plan Information

We have adopted a long term stock incentive plan, or Incentive Plan, to provide incentives to our independent directors, employees of our Manager and its affiliates to stimulate their efforts towards our continued success long-term growth and profitability and to attract, reward and retain personnel and other service providers.  The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options as defined under Section 422 of the Code, or ISOs, non-qualified stock options, or NQSOs, restricted shares and other types of incentive awards.  Our Incentive Plan provides for grants of restricted common stock and other equity-based awards up to an aggregate amount, at the time of the award, of (i) 2.5% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award less (ii) 250,000 shares, subject to an aggregate ceiling of 25,000,000 shares available for issuance under the Incentive Plan.  For a description of our Incentive Plan, see Note 8 to the Consolidated Financial Statements.

The following table provides information as of December 31, 2011 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrantsand Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Plan Category
Equity Compensation Plans Approved by Stockholders	-	$-	1,656,503
Equity Compensation Plans Not Approved by Stockholders	-	$-	-
Total	-	$-	1,656,503

(1)	We have issued 9,000 shares of common stock to our independent directors under our equity incentive plan.

Item 6.  Selected Financial Data

The following selected financial data are derived from our audited financial statements for the year ended December 31, 2011, December 31, 2010 and the period from September 22, 2009 (commencement of operations) through December 31, 2009. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

Consolidated Statement of Financial Condition Highlights
(dollars in thousands, except per share data)

	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009
Commercial mortgage backed securities	$-	$224,112	$30,913
Commercial mortgage loans, mezzanine loans held for investment	752,801	167,671	39,998
Preferred equity held for investment	-	21,198	-
Real estate held for investment	33,196	-	-
Total assets	992,871	448,435	284,307
Secured financing agreements	-	172,837	25,579
Loans	16,600	-	-
Commercial mortgage financing	14,755	-	-
Total liabilities	65,714	180,400	28,480
Shareholders' equity	927,157	268,035	255,827
Book value per share	12.10	14.79	14.12
Numbers of shares outstanding	76,620,112	18,120,112	18,120,112

Consolidated Statement of Operations Highlights
(dollars in thousands, except per share data)

	For the Year ended December 31, 2011	For the Year ended December 31, 2010	For the Period from September 22, 2009 through December 31, 2009
Net interest income	$103,299	$15,453	$299
Net gains (losses)	18,481	623	-
Leasing income	238	-	-
Gains (losses) per share-basic and diluted	1.73	0.66	(0.06)
Dividends declared per share (1)	1.13	0.58	-

(1) For applicable period as reported in our earnings announcements.

	Other Data
	For the Year ended December 31, 2011	For the Year ended December 31, 2010	For the Period from September 22, 2009 through December 31, 2009 (1)
	(dollars in thousands, except percentages)

Average total assets	$1,042,923	$423,549	$271,978
Average investment in loans	866,731	290,150	63,441
Average borrowings	82,836	173,341	25,579
Average equity	901,885	263,029	256,745
Yield on average interest earning assets	12.19%	7.13%	10.16%
Cost of funds on average interest bearing liabilities	2.86%	3.60%	3.60%
Interest rate spread	9.33%	3.53%	6.56%
Net interest margin (net interest income/ average interest earning assets)	11.92%	3.80%	8.71%
G&A and management fee expense as percentage of average total assets	1.36%	0.93%	1.74%
G&A and management fee expense as percentage of average total equity	1.57%	1.51%	1.84%
Return on average interest earning assets	12.52%	5.09%	(5.74%)
Return on average equity	12.03%	4.53%	(1.42%)

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

Executive Summary

We are a commercial real estate company that acquires, manages, and finances, directly or through our subsidiaries, commercial mortgage loans and other commercial real estate debt, commercial real property, commercial mortgage-backed securities, or CMBS, other commercial real estate-related assets and Agency residential mortgage-backed securities.  We expect that the commercial real estate loans we acquire will be fixed and floating rate first mortgage loans secured by commercial properties.  We may also acquire subordinated commercial mortgage loans and mezzanine loans.  We also engage in long-term sale-leaseback and build-to-suit transactions for companies in the U.S.  We also intend to engage in these transactions in Europe. We purchase commercial properties that are triple net leased to corporate tenants.  The triple net leases require that in sale-leaseback transactions,each tenant pays substantially all of the costs associated with operating and maintaining the property, including real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance and capital expenditures.  From time to time, we also acquire commercial real property as part of our resolution of commercial mortgage loans and other commercial real estate debt where a borrower defaults in their obligations and we take title to the collateral underlying the commercial mortgage loans and other commercial real estate debt through foreclosure or other means.

We acquire CMBS which are rated AAA through BBB as well as CMBS that are below investment grade or are non-rated.  The other commercial real estate-related securities and other commercial real estate asset classes consist of debt and equity tranches of commercial real estate collateralized debt obligations, or CRE CDOs, loans to real estate companies including real estate investment trusts, or REITs, and real estate operating companies, or REOCs, commercial real estate securities and commercial real property.  In addition, we acquire residential mortgage-backed securities, or RMBS, for which a U.S. Government agency such as Ginnie Mae, or a federally chartered corporation such as Fannie Mae and Freddie Mac, guarantees payments of principal and interest on the securities.  We refer to these securities as Agency RMBS.  We refer to Ginnie Mae, Fannie Mae, and Freddie Mac collectively as the Agencies.

We are externally managed by Fixed Income Discount Advisory Company, which we refer to as FIDAC.  FIDAC is a wholly owned subsidiary of Annaly Capital Management, Inc.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending on December 31, 2009.  Our targeted asset classes and the principal investments we expect to make in each include:

•	Commercial Mortgage Loans, consisting of:

o	A-Notes and other first mortgage loans that are secured by commercial and multifamily properties

o	Construction loans

•	Subordinated Debt

o	B-Notes, C-Notes, and other subordinated notes

o	Mezzanine loans

o	Loan participations

o	Preferred equity

•	Commercial Real Property

o	Office buildings

o	Hotels

o	Retail

o	Industrial

o	Multifamily

o	Residential condominiums

o	Other commercial real property including land

•	Commercial Mortgage-Backed Securities, or CMBS, consisting of:

o	CMBS rated AAA through BBB

o	CMBS that are rated below investment grade or are non-rated

•	Other Commercial Real Estate Assets, consisting of:

o	Debt and equity tranches of CRE CDOs

o	Loans to real estate companies including REITs and REOCs

o	Commercial real estate securities

•	Agency RMBS:

o
Single-family residential mortgage pass-through certificates representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal are guaranteed by a U.S. Government agency or federally chartered corporation

Our principal business objective is to capitalize on the fundamental changes that have occurred and are occurring in the commercial real estate finance industry to provide attractive risk adjusted returns to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation.  In order to capitalize on the changing sets of opportunities that may be present in the various points of an economic cycle, we may expand or refocus our strategy by emphasizing assets in different parts of the capital structure and different real estate sectors.  We expect to continue to deploy our capital through the origination and acquisition of commercial first mortgage loans, CMBS, mezzanine financings and other commercial real-estate debt instruments at attractive risk-adjusted yields as well as directly in commercial real property, and CMBS and Agency RMBS. We expect to allocate our capital within our targeted asset classes opportunistically based upon our Manager’s assessment of the risk-reward profiles of particular assets.  Our strategy may be amended from time to time, if recommended by our Manager and approved by our board of directors.  If we amend our asset strategy, we are not required to seek stockholder approval.

We expect that over the near term our investment portfolio will be weighted toward commercial real estate loans and other commercial real estate debt and commercial real property, subject to maintaining our REIT qualification and our 1940 Act exemption.

We use borrowings as part of our financing strategy.  We have financed our triple net lease portfolio with non-recourse financings, which generally limit the recoverability of the loan to the property.  These financings may be specific to a particular property or secured by a portfolio of our properties.  We anticipate that the loan to value ratio for these financing will be between 40% and 65% but would likely not exceed 80%.

Although we are not required to maintain any particular leverage ratio, the amount of leverage we incur is determined by our Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing our assets, the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of our target assets and the collateral underlying our target assets.  We may enhance the returns on our commercial mortgage loan assets, especially loan acquisitions, through securitizations. We may also sell the senior portion or A-Note and retain the subordinate or junior position in a B-Note or other subordinate loan. If possible, we may securitize the senior portion, expected to be equivalent to investment grade rated CMBS, while retaining the subordinate securities in our portfolio.  We use repurchase agreements to finance acquisitions of Agency RMBS with a number of counterparties.  We expect to leverage our triple net lease investments.  In the future, we may also use other sources of financing to fund the acquisition of our targeted assets, including warehouse facilities and other secured and unsecured forms of borrowing.  We may also seek to raise further equity capital or issue debt securities to fund our future asset acquisitions.

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

Factors Impacting our Operating Results

In addition to the prevailing market conditions, our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial mortgage loans, commercial real estate debt, CMBS and other financial assets in the marketplace. Our net interest income includes the actual payments we receive and is also impacted by the amortization of purchase premiums and accretion of purchase discounts. Our net interest income varies over time, primarily as a result of changes in interest rates, and with respect to Agency RMBS we own prepayment rates and prepayment speeds as measured by the Constant Prepayment Rate, or CPR, on our CMBS and Agency RMBS assets. Interest rates and prepayment rates vary according to the type of asset, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans are held directly by us or are included in our CMBS.

Change in Fair Value of our Assets. It is our business strategy to hold our targeted assets as long-term investments. As such, we expect that our CMBS and Agency RMBS will be carried at their fair value, as available-for-sale securities in accordance with ASC 320 Investments in Debt and Equity Securities, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings. As a result, we do not expect that changes in the fair value of the assets will normally impact our operating results. At least on a quarterly basis, however, we will assess both our ability and intent to continue to hold such assets as long-term investments. As part of this process, we will monitor our targeted assets for other-than-temporary impairment, or OTTI, including OTTI attributable to credit losses. A change in our ability or intent to continue to hold any of our investment securities could result in our recognizing an impairment charge or realizing losses upon the sale of such securities.

Credit Risk. We may be exposed to various levels of credit risk depending on the nature of our investments and the nature and level of the assets underlying the investments and credit enhancements, if any, supporting our assets. FIDAC and FIDAC’s Investment Committee approve and monitor credit risk and other risks associated with each investment.  We review loan to value metrics upon either the origination or the acquisition of a new investment but generally not in the course of quarterly surveillance. We generally review the most recent financial information produced by the borrower, net operating income, or NOI, debt service coverage ratios, or DSCR, property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of our assets, and may consider other factors we deem important. We review market pricing to determine the refinance ability of the asset.  We review economic trends, both macro as well as those directly affecting the property, and the supply and demand of competing projects in the sub-market in which the subject property is located. We also evaluate the borrower’s ability to manage and operate the properties.

Based on upon the review, loans are assigned an internal rating of Performing Loans, Watch List Loans or Workout Loans.   Loans that are deemed Performing Loans meet all present contractual obligations.  Watch List Loans are defined as performing loans but whose timing and/or recovery of investment may be under review.  Workout Loans are defined as those either not performing or we do not expect to recover our cost basis.

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

Changes in Market Interest Rates. With respect to our business operations, increases in interest rates, in general, may over time cause:

•	the interest expense associated with our borrowings to increase;
•	the value of our mortgage loans, CMBS and Agency RMBS, to decline;
•	coupons on our adjustable rate mortgage loans, CMBS and Agency RMBS to reset, although on a delayed basis, to higher interest rates;
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

Conversely, decreases in interest rates, in general, may over time cause:
•
to the extent applicable under the terms of our investments, prepayments on our mortgage loan, CMBS and Agency RMBS portfolio to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts;

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions (see Note 2 to the consolidated financial statements). We believe that of our significant accounting policies the following involve a higher degree of judgment and complexity.

Allowance for Loan Losses and Reserve for Probable Credit Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the adequacy of the allowances for loan losses balance on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  Our methodology for assessing the appropriateness of the allowance for loan losses consists of evaluating each loan as follows:  We  review loan to value metrics upon either the origination or the acquisition of a new asset.  We generally review the most recent financial information produced by the borrower, net operating income (“NOI”), debt service coverage ratios (“DSCR”), property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of its assets, and may consider other factors it deems important. We review market pricing to determine the ability to refinance the asset.  We review economic trends, both macro as well as those directly affecting the property, and the supply and demand of competing projects in the sub-market in which the subject property is located. We also evaluate the borrower’s ability to manage and operate the properties.  We generally do not review loan to value metrics on a quarterly basis.

Loans are assigned an internal rating of “Performing Loans,” “Watch List Loans” or “Workout Loans.”  Performing Loans meet all present contractual obligations.  Watch List Loans are defined as performing loans for which the timing of cost recovery is under review.  Workout Loans are defined as loans that are either not performing or we do not expect to recover its cost basis.

In addition, we evaluate the entire portfolio to determine whether a general valuation allowance on the remainder of the loan portfolio is necessary.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio.  We charge-off the collateral deficiency on all loans at 90 days past due and, as a result, no specific valuation allowance was maintained at December 31, 2011.

The expense for probable credit losses in connection with mortgage loans is the charge to earnings to increase the allowance for probable credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we will establish the provision for probable credit losses by category of asset. When it is probable that we will be unable to collect the lesser of all amounts contractually due or the estimated terminal value on loans purchased at a discount, the account is considered impaired.

Where impairment is indicated, a valuation write-down or write-off will be measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral will be charged to the allowance for loan losses.

Revenue Recognition

Interest income is accrued based on the outstanding principal amount of the securities or loans and their contractual terms. Premiums and discounts associated with the purchase of the securities or loans are amortized into interest income over the projected lives of the securities or loans using the effective interest method based on the estimated recovery value.

Income Taxes

We elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2009. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income, if any, to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for U.S. federal income tax purposes. We may, however, be subject to certain state and local taxes and our taxable REIT subsidiaries are subject to federal, state and local taxes.

Investment Activities

At December 31, 2011, our investment portfolio consisted of $752.8 million of loans and $33.2 million of equity investments in real estate.

The following segmented table summarizes certain characteristics of our portfolio at December 31, 2011 and 2010 and the period commencing September 22, 2009 through December 31, 2009:

	Year ended December 31, 2011	Year ended December 31, 2010	For the Period commencing September 22, 2009 through December 31, 2009
Debt Securities Portfolio	(dollars in thousands)
Debt investment portfolio at period-end	$752,801	$412,981	$70,911
Interest bearing liabilities at period-end	-	172,837	25,579
Secured financing leverage at period-end (Debt:Equity) (1)	-	0.6:1	0.1:1
Fixed-rate investments as percentage of portfolio	38%	94%	100%
Adjustable-rate investments as percentage of portfolio	62%	6%	-
Fixed-rate investments
Agency mortgage-backed securities as percentage of fixed-rate assets	-	-	-
Commercial mortgage-backed securities as percentage of fixed-rate assets	-	55%	45%
Commercial mortgage loans as percentage of fixed-rate assets	100%	40%	55%
Commercial preferred equity as percentage of fixed-rate assets	-	5%	-
Adjustable-rate investments
Commercial mortgage loans as percentage of adjustable-rate assets	100%	100%	-
Weighted average yield on interest earning debt assets at period-end	29.86%	7.75%	9.67%
Weighted average cost of funds for debt portfolio at period-end(1)	2.86%	3.60%	3.62%
Real Estate Properties Portfolio including Net Lease Operations
Real estate investment at period-end	33,196	-	-
Weighted average yield on real estate investment portfolio at period end	7.67%	-	-
Financing on real estate	16,600	-	-
Weighted average cost of funds on real estate investment financing	3.50%	-	-

(1) Excludes commercial mortgage financing, this is a consolidated non-retained liability.

Commercial Mortgage-Backed Securities

During the year ended December 31, 2011, we sold CMBS with a carrying value of $200.8 million for proceeds of $214.8 million for a realized gain of $13.9 million. The remaining CMBS, which had a carrying value of $12.4 million, paid off in full in the amount of $12.6 million.  For the year ended December 31, 2010, we sold CMBS with a carrying value of $60.6 million for proceeds of $61.2 million realizing a gain of $623,000.

Results of Operations

Net Income (Loss) Summary

Our net income for the year ended December 31, 2011 was $108.4 million, or $1.73 per share compared to $11.9 million or $0.66 per share for the year ended December 31, 2010 and a net loss of $1.0 million or $0.06 per share for the period commencing September 22, 2009 through December 31, 2009. We attribute the increase in net income in 2011 to the purchase of income producing assets from the proceeds from our secondary offering.  The table below presents the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010 and the period commencing September 22, 2009 through December 31, 2009:

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)

	For the year Ended December 31, 2011	For the year Ended December 31, 2010	For the period commencing September 22, 2009 through December 31, 2009

Net interest income:
Interest income	$105,669	$20,732	$325
Interest expense	2,370	5,279	26
Net interest income	103,299	15,453	299

Other income:
Realized gains on sales of investments	18,481	623	-
Miscellaneous fee income	728	-	-
Leasing income	238	-	-
Total other income	19,447	623	-

Other expenses:
Provision for loan losses	127	240	2
Management fee	10,958	1,644	354
General and administrative expenses	3,211	2,305	951
Depreciation expense	54	-	-
Total other expenses	14,350	4,189	1,307

Net income (loss) before income tax	108,396	11,887	(1,008)
Income tax	-	1	1
Net income (loss)	$108,396	$11,886	$(1,009)

Net income (loss) per share-basic and diluted	$1.73	$0.66	$(0.06)
Weighted average number of shares outstanding-basic and diluted	62,609,153	18,120,112	18,120,112

Comprehensive income:
Net income (loss)	$108,396	$11,886	$(1,009)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	-	11,471	(373)
Reclassification adjustment for realized gains (losses) included in net income	(10,475)	(623)	-
Total other comprehensive income (loss)	(10,475)	10,848	(373)
Comprehensive income (loss)	$97,921	$22,734	$(1,382)

Interest Income and Average Earning Asset Yield

We had average earning assets of $866.7 million, $290.2 million and $63.4 million for the years ended December 31, 2011 and 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.  Our interest income was $105.7 million, $20.7 million and $325 thousand for the years ended December 31, 2011and 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively. The yield on our portfolio, excluding cash, was 12.19% , 7.13%  and 9.67% for the years ended December 31, 2011 and 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.  For the year ended December 31, 2011 compared to the year ended December 31, 2010 our interest income increased $84.9 million primarily due to the purchase of additional assets at a discount and the accretion income related to refinancing, settlements and accretion to maturity associated with that discount.

Interest Expense and the Cost of Funds

We had average borrowed funds of $82.8 million, $173.3 million and $25.6 million and total interest expense of $2.4 million, $5.3 million and $26 thousand for the years ended December 31, 2011 and  2010 and the period commencing September 22, 2009 through December 31, 2009, respectively. Our average cost of funds was 2.86%, 3.60%  and 3.62% the years ended December 31, 2011 and 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.  Our interest expense decreased $2.9 million primarily due to the financing of fewer assets and a lower cost of funds for the year ended December 31, 2011 when compared to the year ended December 31, 2010.

Net Interest Income

Our net interest income, which equals interest income less interest expense, totaled $103.3 million, $15.4 million and $253 thousand for the years ended December 31, 2011 and 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.  Our net interest income increased $87.8 million primarily due to the purchase of additional assets at a discount and the accretion income associated with that discount for the year ended December 31, 2011, when compared to the year ended December 31, 2010.  Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 9.33%, 3.53% and 6.05% for the years ended December 31, 2011 and 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.  The increase in net interest spread is primarily due to the reduced financing costs for the year ended December 31, 2011 when compared to the year ended December 31, 2010.

The table below shows our average assets held, total interest income, weighted average yield on average interest earning assets for the period; average balance of repurchase agreements, interest expense, weighted average cost of funds for the period; net interest income, and net interest rate spread for the years ended December 31, 2011 and 2010, the period commencing September 22, 2009 through December 31, 2009, and for each of the quarters in in 2011.

Net Interest Income
(Ratios have been annualized, dollars in thousands)
			Yield on
	Average		Average	Average				Net
	Earning	Interest	Interest	Interest		Average	Net	Interest
	Assets	Earned on	Earning	Bearing	Interest	Cost	Interest	Rate
	Held*	Assets*	Assets*	Liabilities	Expense	of Funds	Income	Spread
For the year ended December 31, 2011	$866,731	$105,658	12.19%	$82,836	$2,370	2.86%	$103,288	9.33%
For the year ended December 31, 2010	$290,150	$20,675	7.13%	$173,341	$5,279	3.60%	$15,396	3.53%
For the period ended December 31, 2009	$63,441	$279	9.67%	$25,579	$26	3.62%	$253	6.05%
Quarter ended December 31, 2011	$860,842	$41,426	19.25%	$2,113	$75	14.19%	$41,351	5.06%
Quarter ended September 30, 2011	$1,070,659	$43,961	16.42%	$40,000	$21	0.21%	$43,940	16.21%
Quarter ended June 30, 2011	$1,112,767	$12,898	4.64%	$118,965	$742	2.49%	$12,156	2.15%
Quarter ended March 31, 2011	$415,519	$7,380	7.10%	$172,612	$1,532	3.60%	$5,848	3.50%

*Excludes cash and cash equivalents.

Management Fee and General and Administrative Expenses

We paid FIDAC management fees of $11.0 million, $1.6 million and $354 thousand for the years ended December 31, 2011 and 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.  The increase is due primarily to the increase in equity that is the basis of the management fee calculation  for the year ended December 31, 2011.

General and administrative, or G&A, expenses were $3.2 million, $2.3 million and $1.0 million for the years ended December 31, 2011 and 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.

Total expenses, excluding provision for loan losses, as a percentage of average total assets were 1.36%, 0.93% and 1.73% for the years ended December 31, 2011 and 2010 and the period commencing September 22, 2009 through December 31, 2009, respectively.

Currently, FIDAC has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the years ended December 31, 2011 and 2010  and the period commencing September 22, 2009 through December 31, 2009 and for each of the quarters in 2011.

Management Fees and G&A Expenses and Operating Expense Ratios
(Ratios have been annualized, dollars in thousands)

	Total Management	Total Management	Total Management
	Fee and G&A	Fee and G&A	Fee and G&A
	Expenses	Expenses/Average	Expenses/Average
		Total Assets	Equity
For the year ended December 31, 2011	$14,169	1.36%	1.57%
For the year ended December 31, 2010	$3,949	0.93%	1.51%
For the period ended December 31, 2009	$1,305	1.73%	1.84%
For the quarter ended December 31, 2011	$4,829	1.99%	2.10%
For the quarter ended September 30, 2011	$4,221	1.76%	1.86%
For the quarter ended June 30, 2011	$3,959	1.42%	1.80%
For the quarter ended March 31, 2011	$1,160	0.54%	1.73%

Net Income and Return on Average Equity

Our net income was $108.4 million for the year ended December 31, 2011 as compared to a net income of $11.9 million for the year ended December 31, 2010.  For the period ended December 31, 2009 our net loss was $1.0 million.  The table below shows our net interest income, total expenses, each as a percentage of average equity, and the return on average equity for the years ended December 31, 2011 and 2010  and the period commencing September 22, 2009 through December 31, 2009, and the four quarters of 2011.

Components of Return on Average Equity
(Ratios have been annualized)

	Net
	Interest	Fee	Lease	Total	Realized	Return
	Income/	Income/	Income/	Expenses(1)/	Gain/	on
	Average	Average	Average	Average	Average	Average
	Equity	Equity	Equity	Equity	Equity	Equity
For the year ended December 31, 2011	11.45%	0.08%	0.03%	(1.57%)	2.05%	12.04%
For the year ended December 31, 2010	5.89%	0.00%	0.00%	(1.60%)	0.24%	4.53%
For the period ended December 31, 2009	0.42%	0.00%	0.00%	(1.84%)	0.00%	(1.42%)
For the quarter ended December 31, 2011	17.94%	0.22%	0.10%	(2.10%)	1.98%	18.14%
For the quarter ended September 30, 2011	19.37%	0.10%	0.00%	(1.86%)	0.00%	17.61%
For the quarter ended June 30, 2011	5.51%	0.00%	0.00%	(1.80%)	6.32%	10.03%
For the quarter ended March 31, 2011	8.71%	0.00%	0.00%	(1.91%)	0.00%	6.80%

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

We have financed our triple net lease portfolio with non-recourse financings, which generally limit the recoverability of the loan to the property.  These financings will be specific to a particular property or secured by a portfolio of our properties.  We anticipate that the loan to value ratio for these financing will be between 40% and 65% but would likely not exceed 80%.We intend to utilize structural leverage through securitizations of commercial real estate loans or CMBS. We will, however, also seek to finance the acquisition of Agency RMBS using repurchase agreements with counterparties, which are recourse.  With regard to securitizations or selling the senior portion of the loan, the leverage will depend on the market conditions for structuring such transactions.  We anticipate that leverage for Agency RMBS would be available to us, which would provide for a debt-to-equity ratio in the range of 2:1 to 4:1 but would likely not exceed 8:1.  Based on current market conditions, we expect to operate within the leverage levels described above in the near and long term.  We can provide no assurance that we will be able to obtain financing on favorable terms, or not at all.

Securitizations

We intend to seek to enhance the returns on our commercial mortgage loan investments, especially loan acquisitions, through securitization. If available, we intend to securitize the senior portion, expected to be equivalent to AAA-rated CMBS, while retaining the subordinate securities in our portfolio.

Other Sources of Financing

We expect to use repurchase agreements to finance acquisitions of Agency RMBS with a number of counterparties. In the future, we may also use other sources of financing to fund the acquisition of our targeted assets, including warehouse facilities and other secured and unsecured forms of borrowing. We may also sell the senior portion or A-Note and retain the subordinate or junior position in a B-Note or other subordinate loan. We may also seek to raise further equity capital or issue debt securities in order to fund our future asset acquisitions.

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

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and pay general corporate expenses. However, a decline in the value of our collateral or an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal pay-downs. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell debt or additional equity securities in a common stock offering. If required, the sale of CMBS or mortgage loans at prices lower than their carrying value would result in losses and reduced income.

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

We held cash and cash equivalents of approximately $202.8 million and $31.0 million at December 31, 2011 and 2010, respectively.

Our operating activities provided net cash of approximately $34.2 million for the year ended December 31, 2011 and proceeds of $8.9 million for the year ended December 31, 2010.

Our investing activities used net cash of $305.0 million and $330.7 million for the years ended December 31, 2011 and 2010, respectively, primarily for the purchase of investments.

Our financing activities for the year ended December 31, 2011 consisted of net proceeds of $442.6 million including our common stock offering and a $16.6 million dollar loan. Our financing activities for the year ended December 31, 2010 consisted of net proceeds of $140.7 million from our secured financing agreement with the Federal Reserve Bank of New York, or FRBNY.

At December 31, 2011, 2010 and  2009, our financing agreements of $16.6 million, $172.8 million and $25.6 million, respectively,  had remaining maturities of greater than 120 days.

We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2011 our total recourse debt was approximately $16.6 million which represented a debt-to-equity ratio of approximately 0.02:1 as compared to December 31, 2010 our total debt was approximately $172.8 million which represented a debt-to-equity ratio of approximately 0.6:1.

Stockholders' Equity

                      Our charter provides that we may issue up to 1,100,000,000 shares of stock, consisting of up to 1,000,000,000 shares of common stock having a par value of $0.01 per share and up to 100,000,000 shares of preferred stock having a par value of $0.01 per share.

On March 28, 2011, we announced the sale of 50,000,000 shares of common stock at $11.50 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $577.0 million.  Concurrently with the sale of these shares Annaly purchased 5,000,000 shares at the same price per share as the public offering, for proceeds of approximately $57.5 million.  These sales settled on April 1, 2011.  On April 5, 2011, the underwriters exercised their option to purchase an additional 3,500,000 shares of common stock at $11.50 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $38 million.  In total, we raised net proceeds of approximately $634.3 million in these offerings.

There was no preferred stock issued or outstanding as of December 31, 2011, 2010 and 2009, respectively.

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

Purchases of Common Stock by Affiliates

Annaly purchased 5,000,000 shares at $11.50 per share for estimated proceeds of approximately $57.5 million.  This purchase settled on April 1, 2011.  As of December 31, 2011, Annaly owned approximately 12.4% of our outstanding shares of common stock.

Restricted Stock Grants

There were no stock grants for the years ended December 31, 2011 and 2010.

Clearing Fees

We use RCap Securities Inc., or RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to clear trades for us and RCap receives to customary market-based fees and charges arising from such services.

Contractual Obligations and Commitments

As of December 31, 2011 we financed a portion of our real estate purchase with a recourse loan.  As of December 31, 2010 we financed our CMBS portfolio with non-recourse financings under the TALF.  Please see table below to summarize our contractual obligation at December 31, 2011 and 2010.

	December 31, 2011
	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)
Loan	$-	$-	$16,600	$-	$16,600
Interest expense on loan	533	1,162	1,143	-	2,838
Total	$533	$1,162	$17,743	$-	$19,438

	December 31, 2010
	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)
Secured financing	$-	$10,995	$161,842	$-	$172,837
Interest expense on secured financing	6,205	18,111	939	-	25,255
Total	$6,205	$29,106	$162,781	$-	$198,092

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

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our taxable income. We intend to pay regular quarterly dividends to our stockholders. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our warehouse and repurchase facilities, we must first meet both our operating requirements and scheduled debt service on our warehouse lines and other debt payable.

Capital Expenditures

At December 31, 2011, we had no material commitments for capital expenditures.

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

Loans are assigned an internal rating of “Performing Loans,” “Watch List Loans” or “Workout Loans.”  Performing Loans meet all present contractual obligations.  Watch List Loans are defined as performing loans for which the timing of cost recovery is under review.  Workout Loans are defined as loans that are either not performing or the Company does not expect to recover its cost basis.  The criteria used to asses these internal ratings are net operating income (NOI), debt service coverage (DSCR), property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of its assets, and may consider other factors it deems important.  We review market pricing to determine the ability to refinance the asset.  We review economic trends, both macro as well as those directly affecting the property, and the supply and demand of competing projects in the sub-market in which the subject property is located. We also evaluate the borrower’s ability to manage and operate the properties.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors. We are subject to interest rate risk in connection with our assets and any related financing obligations. In general, we may finance the acquisition of our targeted assets through financings in the form of borrowings under programs established by the U.S. government, warehouse facilities, bank credit facilities (including term loans and revolving facilities), resecuritizations, securitizations and repurchase agreements. We may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings. Another component of interest rate risk is the effect changes in interest rates will have on the market value of the assets we acquire. We face the risk that the market value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments. We may acquire floating rate mortgage assets. These are assets in which the mortgages are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield may change during any given period. Our borrowing costs pursuant to our financing agreements, however, will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our floating rate mortgage assets would effectively be limited. In addition, floating rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

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

Interest Rate Effect on Net Interest Income

                      Our operating results may depend, in part, on differences between the income from our investments and our borrowing costs. Most of our warehouse facilities and repurchase agreements would provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR. The fixed spread varies depending on the type of underlying asset which collateralizes the financing. Accordingly, if a portion of our portfolio consisted of floating interest rate assets would be match-funded utilizing our expected sources of short-term financing, while our fixed interest rate assets will not be match-funded. During periods of rising interest rates, the borrowing costs associated with our investments could tend to increase while the income earned on our fixed interest rate investments may remain substantially unchanged.  This will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Further, during this portion of the interest rate and credit cycles, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities. Hedging techniques are partly based on assumed levels of prepayments of fixed-rate and hybrid adjustable-rate debt investments. If prepayments are slower or faster than assumed, the life of the debt investments will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income, portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2011 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

	Projected Percentage Change in	Projected Percentage Change in
Change in Interest Rate	Net Interest Income	Portfolio Value
-75 Basis Points	(0.53%)	1.06%
-50 Basis Points	(0.53%)	0.71%
-25 Basis Points	(0.44%)	0.35%
Base Interest Rate	-	-
+25 Basis Points	0.57%	(0.35%)
+50 Basis Points	1.15%	(0.71%)
+75 Basis Points	1.80%	(1.06%)

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

Risk Management

To the extent consistent with maintaining our REIT status, we will seek to manage risk exposure to protect our portfolio of commercial mortgage loans, CMBS, and commercial real estate related securities and related debt against the credit and interest rate risks. We generally seek to manage our risk by:

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2011. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and does include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

	Within 3	3-12	1 Year to	Greater than
	Months	Months	3 Years	3 Years	Total

Rate sensitive assets, principal balance	$518,406	$-	$-	$318,584	$836,990
Cash equivalents	202,814	-	-	-	202,814
Total rate sensitive assets	721,220	-	-	318,584	1,039,804

Rate sensitive liabilities	-	-	-	-	-

Interest rate sensitivity gap	$721,220	$-	$-	$318,584	$1,039,804

Cumulative rate sensitivity gap	$721,220	$721,220	$721,220	$1,039,804

Cumulative interest rate sensitivity
gap as a percentage of total rate
sensitive assets	69.36%	69.36%	69.36%	100.00%

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-24 of this Form 10-K.

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

Management Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

   •    pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

   •    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

   •    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or COSO) in Internal Control-Integrated Framework.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in the Company’s internal controls over the accounting for transactions involving its loan portfolio as of December 31, 2011.  The Company did not have effectively designed controls to ensure that interest income was recognized in accordance with GAAP. Specifically, these controls put in place by management did not include reviews by individuals with the appropriate level of expertise of adjustments to the accretion of discounts in connection with refinancing, prepayments, or changes in expected cash flows of loans. As a result of the material weakness, there were misstatements in the preliminary consolidated draft financial statements that were corrected prior to issuance of the Company’s consolidated financial statements. Additionally there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

In light of the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting , additional analyses and other procedures were performed to ensure that the Company’s consolidated financial statement included in this Annual Report on Form 10-K were prepared in accordance with GAAP. These measures included expanded year-end closing procedures , the dedication of significant internal resources to scrutinize account analyses and reconciliations, and management’s own internal reviews. As a result of these measures, management concluded that the Company’s consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

Other than the change discussed above, there have been no significant changes in our internal controls over financial reporting as defined in rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s internal control over financial reporting, as stated in their attestation report, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CreXus Investment Corp.
New York, New York

We have audited CreXus Investment Corp.’s (the "Company’s") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting at Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses has been identified and included in management's assessment:  Management identified a material weakness in the Company’s internal controls over the accounting for transactions involving its loan portfolio as of December 31, 2011.  The Company did not have effectively designed controls to ensure that interest income was recognized in accordance with GAAP. Specifically, controls put in place by management did not include reviews by individuals with the appropriate level of expertise of adjustments to the accretion of discounts in connection with refinancing, prepayments, or changes in expected cash flows of loans. As a result of the material weakness, there were misstatements in the preliminary consolidated draft financial statements that were corrected prior to issuance of the Company’s consolidated financial statements. Additionally there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the  consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011, of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011, of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2012

Item 9B.  Other Information

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

     The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2011.

     The information regarding our executive officers required by Item 10 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2011.

     The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2011.

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

     The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

Item 11.  Executive Compensation

     The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                 Matters

     The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2011.

Item 14. Principal Accountant Fees and Services

     The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2011.

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

10.8
Asset Purchase Agreement, dated March 18, 2011, among CreXus S Holdings LLC, CreXus S Holdings (Grand Cayman) LLC, Barclays Capital Real Estate Inc. and Barclays Capital Real Estate Finance Inc. (filed as exhibit 2.1 to the Company's Current Report on Form 8-K (filed on March 21, 2011) and incorporated herein by reference).

10.9
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

12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Kevin Riordan, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel Wickey, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Kevin Riordan, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel Wickey, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS XBRL	Instance Document †
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document †
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created†
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †

†           Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2011 and December 31, 2010 and the period commencing September 22, 2009 through December 31, 2009; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011 and December 31, 2010 and the period commencing September 22, 2009 and ended December 31, 2009; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2011 and December 31, 2010 and the period commencing September 22, 2009 through December 31, 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and December 31, 2010 and the period commencing September 22, 2009 and ended December 31, 2009; and (v) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Represents a management contract or a compensatory plan or arrangement.

CREXUS INVESTMENT CORP.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CreXus Investment Corp.
New York, New York

We have audited the accompanying consolidated statements of financial condition of CreXus Investment Corp. (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2011 and for the period from September 22, 2009 (date operations commenced) to December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements including the financial statement schedules listed in the Index at Item 15 present fairly, in all material respects, the financial position of CreXus Investment Corp. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 and for the period from September 22, 2009 (date operations commenced) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012  expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2012

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	December 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$202,814	$31,019
Commercial mortgage-backed securities, at fair value	-	224,112
Commercial mortgage net of allowance for loan losses ($369 and $224)
Senior	374,348	34,873
Subordinated	71,517	37,776
Mezzanine	306,936	95,022
Preferred equity, net of allowance for loan losses ($0 and $18)	-	21,198
Investment in real estate:
Real estate, at cost	33,250	-
Accumulated depreciation	(54)	-
Net investment in real estate	33,196	-
Rents receivable	32	-
Accrued interest receivable	2,608	2,774
Other assets	1,420	1,661
Total assets	$992,871	$448,435

Liabilities:
Secured financing agreements	$-	$172,837
Loans	16,600	-
Commercial mortgage financing	14,755	-
Accrued interest payable	6	290
Accounts payable and other liabilities	4,048	2,637
Dividends payable	26,817	3,986
Investment management fees payable to affiliate	3,488	650
Total liabilites	65,714	180,400

Stockholders' Equity:
Common stock, par value $0.01 per share, 1,000,000,000
authorized, 76,620,112 and 18,120,112 shares issued and outstanding	766	181
Additional paid-in-capital	890,757	257,014
Accumulated other comprehensive income	-	10,475
Accumulated earnings	35,634	365
Total stockholders' equity	927,157	268,035
Total liabilities and stockholders' equity	$992,871	$448,435

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)

	For the Year ended December 31, 2011	For the Year ended December 31, 2010	For the Period commencing September 22, 2009 through December 31, 2009

Net interest income:
Interest income	$105,669	$20,732	$325
Interest expense	2,370	5,279	26
Net interest income	103,299	15,453	299

Other income:
Realized gains on sales of investments	18,481	623	-
Miscellaneous fee income	728	-	-
Leasing income	238	-	-
Total other income	19,447	623	-

Other expenses:
Provision for loan losses	127	240	2
Management fee	10,958	1,644	354
General and administrative expenses	3,211	2,305	951
Depreciation expense	54	-	-
Total other expenses	14,350	4,189	1,307

Net income (loss) before income tax	108,396	11,887	(1,008)

Income tax	-	1	1
Net income (loss)	$108,396	$11,886	$(1,009)

Net income (loss) per share-basic and diluted	$1.73	$0.66	$(0.06)
Weighted average number of shares outstanding-basic and diluted	62,609,153	18,120,112	18,120,112

Comprehensive income (loss):
Net income (loss)	$108,396	$11,886	$(1,009)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	-	11,471	(373)
Reclassification adjustment for realized gains included in net income	(10,475)	(623)	-
Total other comprehensive income (loss)	(10,475)	10,848	(373)
Comprehensive income (loss)	$97,921	$22,734	$(1,382)

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

			Accumulated	Retained
	Common	Additional	Other	Earnings
	Stock Par	Paid-in	Comprehensive	(Accumulated
	Value	Capital	Income (Loss)	Deficit)	Total
Balance, September 22, 2009	$2	$10	$-	$(1)	$11
Net income (loss)	-	-	-	(1,009)	(1,009)
Other comprehensive income (loss)	-	-	(373)	-	(373)
Net proceeds from common stock
offering	134	189,013	-	-	189,147
Net proceeds from common stock
offering, with affiliates	45	67,871	-	-	67,916
Restricted stock grant	-	135	-	-	135
Balance, December 31, 2009	$181	$257,029	$(373)	$(1,010)	$255,827

Net income (loss)	-	-	-	11,886	11,886
Other comprehensive income (loss)	-	-	10,848	-	10,848
Additional expenses from
common stock offering	-	(15)	-	-	(15)
Common dividends declared, $0.58 per share	-	-	-	(10,511)	(10,511)
Balance, December 31, 2010	$181	257,014	10,475	365	268,035

Net income (loss)	-	-	-	108,396	108,396
Other comprehensive income (loss)	-	-	(10,475)	-	(10,475)
Net proceeds from common
stock offering	535	576,293	-	-	576,828
Net proceeds from common stock
offering, with affiliates	50	57,450	-	-	57,500
Common dividends declared, $1.13 per share	-	-	-	(73,127)	(73,127)
Balance, December 31, 2011	$766	$890,757	$-	$35,634	$927,157

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period commencing September 22, 2009 through December 31, 2009

Cash Flows From Operating Activities:
Net income (loss)	$108,396	$11,886	$(1,009)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of investment premiums and discounts	(60,247)	(121)	-
Realized gain on sale of investments	(18,481)	(623)	-
Provision for loan losses	127	240	2
Restricted stock grants	-	-	135
Changes in operating assets:
Decrease (increase) in accrued interest receivable	165	(2,196)	(578)
Decrease (increase) in other assets	240	(976)	(685)
Increase (decrease) in rents receivable	32	-	-
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	1,411	116	2,520
Increase (decrease) in investment management fee payable to affiliate	2,839	296	355
Increase (decrease) in accrued interest payable	(284)	264	26
Net cash provided by (used in) operating activities	34,198	8,886	766
Cash Flows From Investing Activities:
Mortgage-backed securities portfolio:
Purchases	(209,924)	(244,221)	(31,286)
Sales	410,899	61,194	-
Principal payments	30,344	1,159	-
Loans and preferred equity held for investment portfolio:
Purchases net of discount/loan originations	(715,861)	(149,061)	(40,000)
Principal payments	212,838	207	-
Real estate portfolio:
Purchases net of discount	(33,250)	-	-
Net cash provided by (used in) investing activities	(304,954)	(330,722)	(71,286)
Cash Flows From Financing Activities:
Net proceeds (expense) from common stock offerings	576,828	(15)	189,147
Net proceeds from common stock offering with affiliates	57,500	-	67,916
Proceeds from collateralized mortgage borrowings	16,600	-	-
Proceeds from structured financing	14,755	-	-
Proceeds from secured financing	-	147,260	25,579
Payments on secured financing	(172,837)	-	-
Dividends paid	(50,295)	(6,523)	-
Net cash (used in) provided by financing activities	442,551	140,722	282,642
Net increase (decrease) in cash and cash equivalents	171,795	(181,114)	212,122
Cash and cash equivalents at beginning of period	31,019	212,133	11
Cash and cash equivalents at end of period	$202,814	$31,019	$212,133
Supplemental disclosure of cash flow information:
Interest paid	$2,005	$5,015	$-
Taxes paid	$-	$1	$1
Non cash investing activities:
Rate and term financing	199,900	-	-
Net change in unrealized gains (losses) on available-for-sale securities	$(10,475)	$10,848	$(373)
Non cash financing activities:
Common dividends declared, not yet paid	$26,817	$3,986	$-

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

1.   Organization

CreXus Investment Corp. (the “Company”) was organized in Maryland on January 23, 2008.  The Company commenced operations on September 22, 2009 upon completion of its initial public offering.  The Company, directly or through its subsidiaries, acquires, manages and finances an investment portfolio of commercial real estate loans and other commercial real estate debt, commercial real property, commercial mortgage-backed securities (“CMBS”), other commercial real estate-related assets and Agency residential mortgage-back securities (“Agency RMBS”) and has elected to be taxed as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  As a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met. The Company’s wholly-owned subsidiaries, CreXus S Holdings LLC, CreXus S Holdings (Grand Cayman) LLC, CreXus F Asset Holdings LLC, CHPHC Holding Company LLC, and CreXus TALF Holdings, LLC (collectively, the “Subsidiaries”), are qualified REIT subsidiaries.  The Company’s wholly-owned subsidiary, CreXus S Holdings (Holding Co) LLC, is a taxable REIT subsidiary.  Annaly Capital Management, Inc. (“Annaly”) owns approximately 12.4% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

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

(c) Agency Residential Mortgage-Backed Securities and Commercial Mortgage-Backed Securities
The Company invests in Agency RMBS representing interests in obligations backed by pools of mortgage loans.  Agency RMBS are mortgage pass-through certificates, collateralized mortgage obligations (“CMOs”), and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed as to principal and/or interest repayment by agencies of the U.S. Government or federally chartered corporations such as Ginnie Mae, Freddie Mac or Fannie Mae.

The Company holds its Agency RMBS as available-for-sale, records investments at estimated fair value, and includes unrealized gains and losses in other comprehensive income (loss) in the consolidated statements of operations and comprehensive income. From time to time, as part of the overall management of its portfolio, the Company may sell certain of its Agency RMBS investments and recognize a realized gain or loss as a component of earnings in the consolidated statements of operations and comprehensive income utilizing the specific identification method.

Interest income on Agency RMBS is computed on the remaining principal balance of the investment security. Premium or discount amortization/accretion on Agency RMBS is recognized over the estimated life of the investment using the effective interest method.   Changes to the Company’s assumptions subsequent to the purchase date may increase or decrease the amortization/accretion of premiums and discounts which affects interest income. Changes to assumptions that decrease expected future cash flows may result in an other-than-temporary impairment (“OTTI”).   At December 31,2011,  the Company did not own any Agency RMBS.

If at the valuation date, the fair value of an investment security is less than its amortized cost, the Company will analyze the investment security for other-than-temporary impairment.  Management will evaluate the Company’s CMBS and RMBS for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration will be given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the intent of the Company to sell the investment prior to recovery in fair value (3) whether the Company will be more likely than not required to sell the investment before the expected recovery, (4) and the expected future cash flows of the investment in relation to its amortized cost.  If a credit portion of OTTI exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income (loss) as an immediate reduction of current earnings.  At December 31, 2011, the Company did not own any CMBS.

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

(f) Allowance for Loan Losses and Reserve for Probable Credit Losses
The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the adequacy of the allowances for loan losses balance on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of evaluating each loan as follows:  the Company reviews loan to value metrics upon either the origination or the acquisition of a new asset.  The Company generally reviews the most recent financial information produced by the borrower, net operating income (“NOI”), debt service coverage ratios (“DSCR”), property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of its assets, and may consider other factors it deems important. The Company reviews market pricing to determine the ability to refinance the asset.  The Company reviews economic trends, both macro as well as those directly affecting the property, and the supply and demand of competing projects in the sub-market in which the subject property is located. The Company also evaluates the borrower’s ability to manage and operate the properties.  The Company generally does not review loan to value metrics on a quarterly basis.

Loans are assigned an internal rating of “Performing Loans,” “Watch List Loans” or “Workout Loans.”  Performing Loans meet all present contractual obligations.  Watch List Loans are defined as performing loans for which the timing of cost recovery is under review.  Workout Loans are defined as loans that are either not performing or the Company does not expect to recover its cost basis.

In addition, the Company evaluates the entire portfolio to determine whether a general valuation allowance on the remainder of the loan portfolio is necessary.  Although the Company determines the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio.  The Company charges-off the collateral deficiency on all loans at 90 days past due and, as a result, no specific valuation allowance was maintained at December 31, 2011.

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

The Company evaluates the collectability of both interest and principal of each of the Company’s loans whenever events or changes in circumstances indicate such amounts may not be recoverable. A loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms (or for a loan under 310-30 based on when it is probable the Company will not collect all amounts previously estimated to be collected). When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent.  Interest on impaired loans is recognized when received in cash.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral will be charged to the allowance for loan losses.

(g) Revenue Recognition
Interest income is accrued based on the outstanding principal amount of the securities or loans and their contractual terms. Premiums and discounts associated with the purchase of the securities or loans are amortized into interest income over the projected lives of the securities or loans using the effective interest method based on the estimated recovery value.

The Company recognizes rental revenue on real estate on a straight-line basis over the non-cancelable term of the lease. The excess of straight-line rents over base rents under the lease is included in “Rental income receivable” on the Company’s Consolidated Statement of Financial Condition and any excess of base rents over the straight-line amount is decrease  “Rental income receivable” on the Company’s Consolidated Statement of Financial Condition.

Fees received relating to origination of loans are included in “Deferred Income” on the Company’s Consolidated Statements of Financial Condition and are amortized into “Fee Income” over the life of the loan.

(h) Income Taxes
The Company has qualified and elected to be taxed as a REIT, and therefore it generally will not be subject to corporate federal or state income tax to the extent that the Company makes qualifying distributions to stockholders and provided the Company satisfies the REIT requirements, including certain asset, income, distribution and stock ownership tests.  If the Company fails to qualify as a REIT and does not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost.

The Company files tax returns in several U.S. jurisdictions, including New York State, and New York City.  The 2008 through 2011 tax years remain open to U.S. federal, state and local examinations.

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

(k) Recent Accounting Pronouncements

Presentation

Comprehensive Income (ASC 220)

In June 2011, FASB released Accounting Standards Update (“ASU”) 2011-05, which attempts to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (“OCI”).  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of net income and comprehensive income or two separate consecutive statements.  Either presentation requires the presentation on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statements.  There is no change in what must be reported in OCI or when an item of OCI must be reclassified to net income.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  This update will result in additional disclosure, but has no material effect on the Company’s consolidated financial statements.  On December 23, 2011, the FASB issued ASU 2011-12, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated OCI.  This was done to allow the Board time to re-deliberate the presentation on the face of the financial statements the effects of reclassifications out of accumulated OCI on the components of net income and OCI.  No other requirements under ASU 2011-05 are affected by this update.

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

3. Cash and Cash Equivalents

The Company had $202.8 million and $31.0 million of cash equivalents in the form of money market funds held at an independent national banking institution at December 31, 2011 and 2010, respectively, and earned $12 thousand and $57 thousand in interest income on their cash balances for the years ended December 31, 2011 and 2010, respectively.  The average cash balance was $74.4 million and $116.7 million with annualized yields on average cash balances of 0.02% and 0.06% for the years ended December 31, 2011and 2010, respectively.

4.  Commercial Mortgage Loans Held for Investment

The following tables represent the Company's commercial mortgage loans classified as held for investment at December 31, 2011 and 2010, which are carried at their principal balance outstanding less an allowance for loan losses:

	December 31, 2011			December 31, 2010

			Percentage			Percentage
	Outstanding	Carrying	of Loan	Outstanding	Carrying	of Loan
	Principal	Value	Portfolio	Principal	Value	Portfolio
	(dollars in thousands)
First mortgages	$439,795	$374,348	52.5%	$38,189	$34,873	21.7%
Subordinated notes	79,279	71,517	9.5%	42,051	37,776	24.0%
Mezzanine loans	317,915	306,936	38.0%	95,250	95,022	54.3%
Total	$836,989	$752,801	100.0%	$175,490	$167,671	100.0%

	For the year ended	For the year ended
	December 31, 2011	December 31, 2010
	(dollars in thousands)
Beginning balance	$175,268	$39,998
Purchases, principal balance	1,069,080	135,699
Remaining discount	(83,816)	(7,597)
Principal payments	(389,984)	(207)
Principal write-off	(17,602)	-
Less: allowance for loan losses	(145)	(222)
Commercial mortgage loans held for investment
	$752,801	$167,671

	December 31, 2011				December 31, 2010
	First Mortgages	Subordinated Notes	Mezzanine Loans	Total	First Mortgages	Subordinated Notes	Mezzanine Loans	Total
	(dollars in thousands)
Beginning balance	$38,191	$42,051	$95,250	$175,492	$-	$-	$40,000	$40,000
Purchases, principal balance	609,281	65,738	394,061	1,069,080	38,249	42,150	55,300	135,699
Remaining discount	(65,365)	(7,691)	(10,760)	(83,816)	(3,277)	(4,231)	(89)	(7,597)
Principal payments	(190,078)	(28,509)	(171,397)	(389,984)	(58)	(99)	(50)	(207)
Principal write-off	(17,602)	-	-	(17,602)	-	-	-	-
Less: allowance for loan losses	-	-	-	(369)	-	-	-	(224)
	$374,427	$71,589	$307,154	$752,801	$34,914	$37,820	$95,161	$167,671

During the year ended December 31, 2011 the Company purchased loans that were to be accounted for pursuant to ASC Subtopic 310-30.  These loans were originally recorded at cost, which is approximated to be fair value at time of purchase.  The original principal value of these loans at purchase was $407.4 million.  The principal balance at December 31, 2011 was $315.6 million.  The Company held no loans at December 31, 2010 that were to be accounted for pursuant to ASC Subtopic 310-30.  The following table presents the accretable yield, or the amount of discount estimated to be realized over the life of the loans and the carrying value, for the Company’s commercial mortgage loan portfolio as of December 31, 2011, and which were accounted pursuant to the ASC Subtopic 310-30:

	Accretable Yield
	(dollars in thousands)

	December 31, 2011
	Accretable yield	Carrying value of the loans
Beginning balance	$-	$-
Additions	50,581	296,949
Accretion	(34,425)	34,425
Collections	-	(74,309)
Decrease in cashflow estimates (1)	(11,265)	-
Reclassifications from nonaccretable
difference	8,368	-
Ending balance	$13,259	$257,065

(1) This amount primarily represents the settlement of a hotel loan on January 6, 2012 which had an original maturity of December 8, 2014. The expected cash flows at settlement date are in excess of the loans current carrying value.

The following table summarizes the changes in the allowance for loan losses for the commercial mortgage loan portfolio for the years ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
	(dollars in thousands)

Balance, beginning of period	$224	$2
Provision for loan loss	145	222
Charge-offs	-	-

Balance, end of period	$369	$224

The following tables present certain characteristics of the Company’s commercial mortgage loan portfolio as of December 31, 2011 and 2010.

December 31, 2011
Geographic Distribution	Remaining Balance		Property
Top 5 States	(dollars in thousands)	% of Loans	Count
New York	$215,337	25.7%	25
California	$195,401	23.3%	83
Texas	$79,717	9.5%	59
Georgia	$68,060	8.1%	6
Illinois	$54,512	6.5%	75

December 31, 2010
Geographic Distribution	Remaining Balance		Property
Top 5 States	(dollars in thousands)	% of Loans	Count
Illinois	$43,731	24.9%	4
Texas	32,099	18.3%	4
California	30,240	17.2%	5
Pennsylvania	25,311	14.4%	4
Colorado	18,951	10.8%	2

December 30, 2011

Property Type	Number of Assets	Outstanding Principal	% of Total
	(dollars in thousands)
Hotel	9	$343,606	41%
Multi-family	2	132,000	16%
Office	14	174,621	21%
Retail	6	160,662	19%
Condominium	2	26,100	3%
Total	33	$836,989	100%

December 31, 2010

Property Type	Number of Assets	Outstanding Principal	% of Total
	(dollars in thousands)
Office	6	$90,042	51%
Retail	3	85,448	49%
Total	9	$175,490	100%

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses.  Based on this analysis, the Company recorded a general provision for loan losses for the year ended December 31, 2011 of $145 thousand compared to $222 thousand for the year ended December 31, 2010, representing 1.5% of the Company's mortgage loan portfolio over the life of the loan.  At December 31, 2011, one loan was on non-accrual status.

The Company has two loans which are 145 days past due, which have a principal balance of $63.7 million and were not repaid at maturity and therefore in default.  The Company is pursuing resolutions for these loans through a variety of strategies, including potentially taking title to the collateral underlying these loans.  The Company purchased these loans at a discount.  The Company classified these loans as Workout Loans to determine whether a loan loss provision was necessary. The Company has determined that because the estimated value of the collateral underlying the loan and the expected proceeds from the underlying collateral exceed the Company’s estimated recovery value of the loans, the Company does not expect to recognize a loss.   The senior loan is still accruing interest and the subordinate loan was put on non-accrual status at upon default.  Interest received for the senior loan is taken in as income and interest paid for subordinated loan is applied as a reduction of the senior loans principal.

The following table presents the loan type and internal rating for the loans as of December 31, 2011 and 2010.

December 31, 2011
(dollars in thousands)
		Percentage	Internal Ratings
	Outstanding	of Loan	Performing	Watchlist	Workout
Investment type	Principal	Portfolio	Loans	Loans	Loans
First mortgages	$439,795	52.5%	$398,815	$-	$40,980
Subordinated notes	79,279	9.5%	56,608	-	22,671
Mezzanine loans	317,915	38.0%	317,915	-	-
	$836,989	100.0%	$773,338	-	$63,651

December 31, 2010
(dollars in thousands)
		Percentage	Internal Ratings
	Outstanding	of Loan	Performing	Watchlist	Workout
Investment type	P rincipal	Portfolio	Loans	Loans	Loans
First mortgages	$38,189	21.7%	$38,189	$-	$-
Subordinated notes	42,051	24.0%	42,051	-	-
Mezzanine loans	95,250	54.3%	95,250	-	-
	$175,490	100.0%	$175,490	-	$-

5. Preferred Equity Held for Investment

The following table represents the Company's preferred equity classified as held for investment at December 31, 2011 and 2010, which are carried at their principal balance outstanding less an allowance for loan losses:

	December 31, 2011	December 31, 2010
	(dollars in thousands)
Beginning balance	$22,700	$-
Purchases, principal balance	-	22,718
Net remaining premium and discount	-	(1,502)
Principal payments	(22,718)	-
Less: allowance for loan losses	18	(18)
Preferred equity held for investment
	$-	$21,198

The Company held no preferred equity in its portfolio as of December 31, 2011.  As of December 31, 2010 there was a principal balance of $22.7 million.  It was secured by single property that is an office building in Illinois.

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

Financial Asset and Liabilities Not Measured at Fair Value

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based upon the estimation of discount rates to estimated future cash flows using market yields or other valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

Commercial mortgage loan assets totaled $752.8 million and $167.7 million at December 31, 2011 and 2010, respectively.  These loans are held for investment and are recorded at amortized cost less an allowance for loan losses. The estimated fair value of these loans is $772.1 million.

Preferred equity interests totaled $21.2 million at December 31, 2010.  These preferred equity interests were held for investment and were recorded at amortized cost less an allowance for loan losses which equaled its estimated fair value.

Secured financing liabilities totaled $173.4 million at December 31, 2010.  Due to the stable interest rate environment, the fair value of the liabilities remained as recorded.

Commercial mortgage financing, a non-retained liability due to consolidation, liability totaled $14.8 million was recognized by the Company on December 29, 2011.  At December 31, 2011 the fair value of this liability remains as recorded.

Mortgage loan liabilities totaled $16.6 million at December 31, 2011.  Due to the stable interest rate environment, the fair value of the liability remained as recorded.

7.  Common Stock

During the year ended December 31, 2011, the Company declared dividends to common shareholders totaling $73.1 million or $1.13 per share, of which $26.8 million or $0.35 per share was paid to shareholders on January 26, 2012.

During the year ended December 31, 2010, the Company declared dividends to common shareholders totaling $10.5 million or $0.58 per share.

On March 28, 2011, the Company announced the sale of 50,000,000 shares of common stock at $11.50 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $577.0 million.  Concurrently with the sale of these shares Annaly purchased 5,000,000 shares at the same price per share as the public offering, for proceeds of approximately $57.5 million.  These sales settled on April 1, 2011.  On April 5, 2011, the underwriters exercised their option to purchase an additional 3,500,000 shares of common stock at $11.50 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $38 million.  In total, the Company raised net proceeds of approximately $634.3 million in these offerings.

8.  Equity Incentive Plan

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

9.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, a wholly owned subsidiary of Annaly, which provides for an initial term through December 31, 2013 with an automatic one-year extension option and is subject to certain termination rights.  The Company pays FIDAC a quarterly management fee equal to 1.50% per annum of our stockholders’ equity which is the sum of net proceeds from any issuance of the Company’s equity securities since inception, consolidated retained earnings (excluding non-cash equity compensation), any amount the Company pays for repurchases of its common stock, and less any unrealized gains, or losses or other items that do not affect realized income, as adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash charges of the Company.  Management fees accrued and subsequently paid to FIDAC were $3.5 million and $650 thousand for the quarters ended December 31, 2011 and 2010, respectively.  Management fees accrued and subsequently paid to FIDAC were $11.0 million and $1.6 million for the year ended December 31, 2011 and 2010, respectively.

Upon termination without cause, the Company will pay FIDAC a termination fee.  The Company may also terminate the management agreement with 30-days prior notice from the Company’s board of directors, without payment of a termination fee, for cause, which is defined as: (i) FIDAC, its agents or its assignees materially breaching any provision of the management agreement and such breach continuing for a period of thirty (30) days after written notice thereof specifying such breach and requesting that the same be remedied in such 30-day period (or forty-five (45) days after written notice of such breach if FIDAC takes steps to cure such breach within thirty (30) days of the written notice), (ii) FIDAC engaging in any act of fraud, misappropriation of funds, or embezzlement against the Company or any subsidiary, or (iii) an event of any gross negligence on the part of FIDAC in the performance of its duties under the management agreement, or upon a change of control, which is defined as (i) the sale, lease or transfer, in one or a series of related transactions, of all or substantially all of the assets of FIDAC, taken as a whole, or Annaly, taken as a whole, to any person other than Annaly (in the case of FIDAC) or any of its respective affiliates; or (ii) the acquisition by any person or group (within the meaning of Section 13(d)(3) or Section 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any successor provision), including any group acting for the purpose of acquiring, holding or disposing of securities (within the meaning of Rule 13d-5(b)(1) under the Exchange Act), other than Annaly or any of its respective affiliates, in a single transaction or in a related series of transactions, by way of merger, consolidation or other business combination or purchase of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act, or any successor provision) of 50% or more of the total voting power of the voting capital interests of FIDAC or Annaly.   FIDAC may terminate the management agreement if the Company or any of its subsidiaries become required to register as an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act, with such termination deemed to occur immediately before such event, in which case the Company would not be required to pay a termination fee.  FIDAC may also decline to renew the management agreement by providing the Company with 180-days written notice, in which case the Company would not be required to pay a termination fee.

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

Annaly purchased 4,527,778 shares of stock at the same price per share paid by other investors in the Company’s initial public offering and an additional 5,000,000 shares of stock at the same price per share paid by other investors concurrently in the Company’s March 2011 secondary offering.  As of December 31, 2011 Annaly owned approximately 12.4% of the Company’s outstanding shares as an equity investment.

The Company uses RCap, a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to settle any CMBS trades.  RCap receives customary, market-based fees and charges in return for such services.

10.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2011 and 2010.

The Company has agreed to pay the underwriters of its initial public offering $0.15 per share for each share sold in the initial public offering if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the initial public offering our Core Earnings (as described below) for any such four-quarter period exceeds an 8% performance hurdle rate (as described below).  The performance hurdle rate will be met if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the Company’s initial public offering its Core Earnings for any such four-quarter period exceeds the product of (x) the weighted average of the issue price per share of all public offerings of its common stock, multiplied by the weighted average number of shares outstanding (including any restricted stock units, any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans) in such four-quarter period and (y) 8%.  Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, depreciation and amortization (to the extent that the Company forecloses on any properties underlying our target assets), any unrealized gains, losses or other non-cash items recorded for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between FIDAC and the Company’s independent directors and after approval by a majority of the Company’s independent directors.

11. Segment Reporting

FASB ASC 280 establishes the manner in which public entities report information about operating segments in annual and interim financial reports issued to shareholders. FASB ASC 280 defines a segment as a component of an enterprise about which separate financial information is available and that is evaluated regularly to allocate resources and assess performance. The Company conducts its business through two segments: debt investments and equity investments in real estate. For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.  The quarter ended December 31, 2011 is the first quarter that required segment accounting due to the purchase of two warehouse and distribution facilities in Arizona.

	December 31, 2011
	Corporate/ Unallocated	Debt Investments	Real Estate Investments	Consolidated Total

Total net revenue	$-	$104,027	$238	$104,265
Total expenses	2,935	11,173	188	14,296
Depreciation expense	-	-	54	54
Realized gains (losses)	-	18,481	-	18,481
Segment profit	(2,935)	111,335	(4)	108,396
Total assets	$831	$958,605	$33,435	$992,871
Expenditure on segment assets	-	-	$33,250	-

12. Subsequent Events

 Subsequent to December 31, 2011, the Company acquired the remaining loan interest related to the two loans which were not repaid at maturity and therefore in default.  The Company then acquired the underlying real property assets related to the loans through a deed-in-lieu transaction with the defaulting borrower.  The Company is pursuing resolutions for these assets through a variety of strategies.  The Company purchased these loans at a discount.

13.  Summarized Quarterly Results

The following is a presentation of the quarterly results of operations for the year ended December 31, 2011 and 2010, respectively.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)

	For the Quarter ended March 31, 2011 (unaudited)	For the Quarter ended June 30, 2011 (unaudited)	For the Quarter ended September 30, 2011 (unaudited)	For the Quarter ended December 31, 2011

Net interest income:
Interest income	$7,381	$12,901	$43,961	$41,426
Interest expense	1,532	742	21	75
Net interest income	5,849	12,159	43,940	41,351

Realized gains on sales of investments	-	13,925	-	4,556
Miscellaneous fee income	-	-	217	511
Leasing income	-	-	-	238
Total other income	-	13,925	217	5,305

Other expenses:
Provision for loan losses	127	-	-	-
Management fee	680	3,345	3,373	3,560
General and administrative expenses	480	614	848	1,269
Depreciation expense	-	-	-	54
Total other expenses	1,287	3,959	4,221	4,883

Net income before income tax	4,562	22,125	39,936	41,773
Income tax	1	-	-	(1)
Net income	$4,561	$22,125	$39,936	$41,774

Net income per share-basic and diluted	$0.23	$0.29	$0.52	$0.55
Weighted average number of shares outstanding- basic and diluted	19,953,445	76,466,266	76,620,112	76,620,112

Comprehensive income:
Net income	$4,561	$22,125	$39,936	$41,774
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	641	5,557	1,649	159
Reclassification adjustment for realized gains included in net income	-	(13,925)	-	(4,556)
Total other comprehensive income (loss)	641	(8,368)	1,649	(4,397)
Comprehensive income	$5,202	$13,757	$41,585	$37,377

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)

	For the Quarter ended March 31, 2010 (unaudited)	For the Quarter ended June 30, 2010 (unaudited)	For the Quarter ended September 30, 2010 (unaudited)	For the Quarter ended December 31, 2010 (1)

Net interest income:
Interest income	$2,898	$4,837	$5,708	$7,289
Interest expense	584	1,557	1,569	1,569
Net interest income	2,314	3,280	4,139	5,720

Realized gains on sales of investments	623	-	-	-

Other expenses:
Provision for loan losses	15	35	63	127
Management fee	317	321	356	650
General and administrative expenses	777	531	505	492
Total other expenses	1,109	887	924	1,269

Net income before income tax	1,828	2,393	3,215	4,451
Income tax	-	1	-	-
Net income	$1,828	$2,392	$3,215	$4,451

Net income per share-basic and diluted	$0.10	$0.13	$0.18	$0.25
Weighted average number of shares outstanding- basic and diluted	18,120,112	18,120,112	18,120,112	18,120,112

Comprehensive income:
Net income	$1,828	$2,392	$3,215	$4,451
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	1,729	4,471	9,364	(4,093)
Reclassification adjustment for realized gains included in net income	(623)	-	-	-
Total other comprehensive income (loss)	1,106	4,471	9,364	(4,093)
Comprehensive income	$2,934	$6,863	$12,579	$358

(1) Derived from the audited consolidated statements of operations and comprehensive income as of December 31, 2010.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2011
(dollars in thousands)

Description	Balance at Befinning of Year	Additions Charged Against Operations	Uncollectable Accounts Written-off	Balance at End of Year

Year ended December 31, 2011
Allowance for doubtful accounts	$224	$145	$-	$369

Year ended December 31, 2010
Allowance for doubtful accounts	$2	$222	$-	$224

Year ended December 31, 2009
Allowance for doubtful accounts	$-	$2	$-	$2

CREXUS INVESTMENT CORP.
Schedule of Real Estate and Accumulated Depreciation

December 31, 2011
(dollars in thousands)

Schedule III

				Cost Capitalized		Gross Amount					Life on which
				Subsequent		at Which Carried					Depreciation in
		Initial Cost		to Acquisition		at Close of Period					latest
			Building and		Building and		Building and		Accumulated	Date	Statement of Income
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed

Warehouse and distribution centers in Phoenix, AZ	$-	$2,197	$6,790	$-	$-	$2,197	$6,779	$8,975	$11	Nov. 2011	35 yrs.
Warehouse and distribution centers in Phoenix, AZ	$-	$5,092	$19,171	$-	$-	$5,092	$19,128	$24,220	$43	Nov. 2011	35 yrs.

Schedule IV
Mortgage Loans on Real Estate
December 31, 2011
(dollars in thousands)

Property Type			Final	Payment		Carrying
Commercial mortgage loans	Location	Coupon	Maturity Date	terms	Face Amount	amount
Condo	NY	12.01%	Dec-2013	I/0	14,500	14,500
Retail	CO	5.50%	May-2017	30 year	17,955	15,234
Condo	NJ	11.98%	Dec-2014	I/0	11,600	11,600
Hotel	Grand Cayman	6.72%	Oct-2014	I/0	43,400	42,291
Hotel	CA	1.92%	Nov-2014	I/0	36,056	22,753
Retail	IN	4.68%	Nov-2014	I/0	24,375	24,375
Office	CA	4.50%	Jun-2013	I/0	15,000	14,755
Office	CA	9.49%	Jun-2013	I/0	5,000	5,045
Hotel	NY	6.82%	Sep-2013	I/0	42,000	43,678
Multi-family	GA	1.52%	Jul-2012	I/0	46,000	36,846
Office	CA	2.69%	Jul-2012	I/0	11,429	10,445
Hotel	CA	2.41%	Jan-2012	I/0	76,500	49,219
Hotel	Various	1.65%	Aug-2012	I/0	40,980	34,598
Multifamily	NY	1.53%	Jun-2012	I/0	55,000	49,090
Total commercial loans					439,795	374,429

Subordinated Debt & Mezzanine (1)
Hotel	TX	10.50%	Sep-2016	I/0	44,000	44,000
Retail	TX	11.01%	Apr-2015	30 year	27,182	27,182
Office	NY	9.98%	Jul-2021	I/0	10,000	10,000
Office	NY	10.00%	Dec-2014	30 year	5,637	5,637
Retail	Various	7.71%	Sep-2015	Fixed paydown	46,525	42,859
Office	CA	10.88%	Oct-2014	I/0	20,000	20,000
Retail	Various	12.19%	Dec-2019	I/0	40,000	40,000
Office	GA	11.93%	Sep-2013	I/0	20,500	20,500
Office	IL	5.56%	Jan-2015	30 year	16,738	15,571
Office	IL	6.58%	Jun-2015	I/0	25,000	22,406
Office	DC	7.00%	Apr-2012	Fully Amortizing	945	883
Office	NY	11.07%	Sep-2013	I/0	18,000	18,000
Retail	IN	16.70%	Nov-2014	I/0	4,625	4,625
Office	CA	9.49%	Jun-2013	I/0	5,000	4,939
Office	CA	3.15%	Sep-2012	I/0	14,871	14,344
Hotel	NY	6.81%	Sep-2013	I/0	21,000	20,702
Hotel	NY	6.81%	Sep-2013	I/0	17,000	15,572
Office	IL	12.16%	Dec-2015	I/0	6,500	6,500
Hotel	Various	-%	Aug-2012	I/0	22,671	19,267
Multifamily	NY	1.53%	Jun-2012	I/0	23,600	20,119
Multifamily	NY	1.53%	Jun-2012	I/0	7,400	5,635
					397,194	378,741
					836,989	753,170
				Less loan loss provision		369
						752,801

(1) Subject to prior leins.

The following table summarizes the changes in the carrying amounts of mortgage loans during 2011 and 2010.

	For the twelve months ended	For the year ended
	December 31, 2011	December 31, 2010
	(dollars in thousands)
Beginning balance	$175,268	$39,998
Purchases, principal balance	1,069,080	135,699
Remaining discount	(83,816)	(7,597)
Principal payments	(389,984)	(207)
Principal write-off	(17,602)	-
Less: allowance for loan losses	(145)	(222)
Commercial mortgage loans held for investment	$752,801	$167,671

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

CREXUS INVESTMENT CORP.

Date: February 28, 2012	By:	/s/ Kevin Riordan
Kevin Riordan
Chairman, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Kevin Riordan Kevin Riordan	Chief Executive Officer, President and Director (principal executive officer)	February 28, 2012
/s/ Daniel Wickey Daniel Wickey	Chief Financial Officer (principal financial and accounting officer)	February 28, 2012
/s/ Ronald Kazel Ronald Kazel	Director	February 28, 2012
/s/ Robert Eastep Robert Eastep	Director	February 28, 2012
/s/ Nancy J. Kuenstner Nancy J. Kuenstner	Director	February 28, 2012
/s/ Patrick Corcoran Patrick Corcoran	Director	February 28, 2012

S-1