Form 10-K/A
period 2011-12-31
CreXus Investment Corp.
filed 2012-03-15
CIK 1467027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to CreXus Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission on February 29, 2012, is solely to furnish the interactive data files with detailed eXtensible Business Reporting Language (XBRL) tagging as required by Rule 405 of Regulation S-T.   The XBRL files included in this Amendment No. 1 supersede such files included in the Original Form 10-K.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) Consolidated Statements of Financial Condition at December 31, 2011 and December 31, 2010 and the period commencing September 22, 2009 through December 31, 2009; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011 and December 31, 2010 and the period commencing September 22, 2009 and ended December 31, 2009; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2011 and  December 31, 2010 and the period commencing September 22, 2009 through December 31,2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and December 31, 2010 and the period commencing September 22, 2009 and ended December 31, 2009; (v) Notes to Consolidated Financial Statements; and (vi) Supplemental Schedules.

No other changes have been made to the Form Original 10-K.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K.  Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore,  Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

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

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements.

2. Schedules to Financial Statements.

     All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in our Financial Statements and Notes thereto, included in Part II, Item 8, the Form 10-K as filed with the Securities and Exchange Commission on February 29, 2012.

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

12.1	Ratio of Earnings to Fixed Charges**
21.1	Subsidiaries of Registrant.**
23.1	Consent of Deloitte & Touche LLP**
31.1	Certification of Kevin Riordan, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Daniel Wickey, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Kevin Riordan, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Daniel Wickey, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Exhibit 101.INS XBRL	Instance Document †

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document †

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created†

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document †

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †

†           Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2011 and December 31, 2010 and the period commencing September 22, 2009 through December 31, 2009; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011 and December 31, 2010 and the period commencing September 22, 2009 and ended December 31, 2009; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2011 and  December 31, 2010 and the period commencing September 22, 2009 through December 31,2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and December 31, 2010 and the period commencing September 22, 2009 and ended December 31, 2009; (v) Notes to Consolidated Financial Statements; and (vi) Supplemental Schedules.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Represents a management contract or a compensatory plan or arrangement.

** These exhibits were previously included or incorporated by reference in CreXus Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 29, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

CREXUS INVESTMENT CORP.

Date: March 15, 2012	By:	/s/ Kevin Riordan
Kevin Riordan
Chairman, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Kevin Riordan Kevin Riordan	Chief Executive Officer, President and Director (principal executive officer)	March 15, 2012
/s/ Daniel Wickey Daniel Wickey	Chief Financial Officer (principal financial and accounting officer)	March 15, 2012