Form 10-Q
period 2012-03-31
CreXus Investment Corp.
filed 2012-05-09
CIK 1467027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2012

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at May 8, 2012
Common Stock, $.01 par value	76,620,112

CREXUS INVESTMENT CORP.
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Statements of Financial Condition at March 31, 2012 (Unaudited) and December 31, 2011 (Derived from the audited financial statements at December 31, 2011)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Quarters Ended March 31, 2012 and 2011 (Unaudited)	2

Consolidated Statement of Stockholders’ Equity for the Quarters Ended March 31, 2012 and 2011 (Unaudited)	3

Consolidated Statements of Cash Flows for the Quarters Ended March 31, 2012 and 2011 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	40

Item 4. Controls and Procedures	45

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 6. Exhibits	47

SIGNATURES	48

CERTIFICATIONS	49

i

PART I.              FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)	(1)
Assets:
Cash and cash equivalents	$257,490	$202,814
Commercial real estate loans net of allowance for loan losses ($0 and $369)
Senior	200,878	374,348
Subordinated	38,527	71,517
Mezzanine	390,682	306,936
Real estate held for sale	52,800	-
Investment in real estate, net	34,466	33,196
Intangible assets, net	5,412	-
Rents receivable	87	32
Accrued interest receivable	3,509	2,608
Other assets	3,540	1,420
Total assets	$987,391	$992,871

Liabilities:
Mortgage payable	$19,150	$16,600
Participation sold (non-recourse)	14,898	14,755
Accrued interest payable	48	6
Accounts payable and other liabilities	4,537	4,048
Intangible liabilities, net	2,014	-
Dividends payable	20,688	26,817
Investment management fees payable to affiliate	3,470	3,488
Total liabilites	64,805	65,714

Stockholders' Equity:
Common stock, par value $0.01 per share, 1,000,000,000
authorized, 76,620,112 shares issued and outstanding	766	766
Additional paid-in-capital	890,757	890,757
Accumulated earnings	31,063	35,634
Total stockholders' equity	922,586	927,157
Total liabilities and stockholders' equity	$987,391	$992,871

(1) Derived from the audited financial statements at December 31, 2011.
See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)

	For the Quarter ended March 31, 2012	For the Quarter ended March 31, 2011
	(unaudited)	(unaudited)

Net interest income:
Interest income	$23,226	$7,443
Interest expense	(360)	(1,532)
Servicing fees	(115)	(62)
Net interest income	22,751	5,849

Other income:
Miscellaneous fee income	515	-
Rental income	712	-
Total other income	1,227	-

Other expenses:
Provision for loan losses, net	2,803	127
Management fee	3,471	680
General and administrative expenses	2,710	480
Amortization expense	123	-
Depreciation expense	275	-
Total other expenses	9,382	1,287

Net income before income tax	14,596	4,562
Income tax	(1)	(1)
Net income from continuing operations	$14,595	$4,561

Net income from discontinued operations (net of tax expense of $295)	1,522	-

Net Income	$16,117	$4,561
Net income per share-basic and diluted, continuing operations	$0.19	$0.23
Net income per share-basic and diluted, discontinued operations	0.02	-
Net income per share-basic and diluted	$0.21	$0.23
Weighted average number of shares outstanding-basic and diluted	76,620,112	19,953,445

Comprehensive income:
Net income	$16,117	$4,561
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	-	641
Total other comprehensive income	-	641
Comprehensive income	$16,117	$5,202

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)

			Accumulated
	Common	Additional	Other
	Stock Par	Paid-in	Comprehensive	Accumulated
	Value	Capital	Income	Earnings	Total

Balance, December 31, 2010	$181	$257,014	$10,475	$365	$268,035

Net income	-	-	-	4,561	4,561
Other comprehensive income	-	-	641	-	641
Net proceeds from common
stock offering	500	538,732	-	-	539,232
Net proceeds from common stock
offering, with affiliates	50	57,450	-	-	57,500
Common dividends declared, $0.23 per share	-	-	-	(4,168)	(4,168)
Balance, March 31, 2011	$731	$853,196	$11,116	$758	$865,801

Balance, December 31, 2011	$766	$890,757	$-	$35,634	$927,157
Net income	-	-	-	16,117	16,117
Common dividends declared, $0.27 per share	-	-	-	(20,688)	(20,688)
Balance, March 31, 2012	$766	$890,757	$-	$31,063	$922,586

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Quarter ended March 31, 2012	For the Quarter ended March 31, 2011
	(unaudited)	(unaudited)

Cash Flows From Operating Activities:
Net income	$16,117	$4,561
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of investment premiums and discounts	(11,066)	(123)
Provision for loan losses, net	2,803	127
Amortization	123	-
Depreciation	275	-
Changes in operating assets:
Decrease (increase) in accrued interest receivable	(901)	(536)
Decrease (increase) in other assets	(2,119)	(3,041)
Decrease (increase) in straight-line rent	(55)	-
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	448	2,392
Increase (decrease) in investment management fee payable to affiliate	(18)	30
Increase (decrease) in accrued interest payable	42	22
Net cash provided by (used in) operating activities	5,649	3,432
Cash Flows From Investing Activities:
Mortgage-backed securities portfolio:
Principal payments	-	283
Loans and preferred equity held for investment portfolio:
Purchases net of discount/loan originations	(116,077)	-
Principal payments	194,277	199
Real estate portfolio:
Purchases of real estate	(5,050)	-
Net cash provided by (used in) investing activities	73,150	482
Cash Flows From Financing Activities:
Proceeds from collateralized mortgage borrowings	2,550	-
Payments on secured financing	144	(368)
Dividends paid	(26,817)	(3,986)
Net cash (used in) provided by financing activities	(24,123)	(4,354)
Net increase (decrease) in cash and cash equivalents	54,676	(440)
Cash and cash equivalents at beginning of period	202,814	31,019
Cash and cash equivalents at end of period	$257,490	$30,579
Supplemental disclosure of cash flow information:
Interest paid	$305	$1,511
Taxes paid	$1	$1
Non cash investing activities:
Reclassification of loans to real estate upon deed in lieu of foreclosure	$52,800	$-
Rate and term financing	$15,000	$-
Net change in unrealized gains (losses) on available-for-sale securities	$-	$641
Non cash financing activities:
Common dividends declared, not yet paid	$20,688	$4,168

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED March 31, 2012
 (unaudited)

1.   Organization

CreXus Investment Corp. (the “Company”) was organized in Maryland on January 23, 2008.  The Company commenced operations on September 22, 2009 upon completion of its initial public offering.  The Company, directly or through its subsidiaries, acquires, manages and finances an investment portfolio of commercial real estate loans and other commercial real estate debt, commercial real property, commercial mortgage-backed securities (“CMBS”), other commercial real estate-related assets and Agency residential mortgage-back securities (“Agency RMBS”) and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  As a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met. The Company’s wholly-owned subsidiaries, CreXus S Holdings LLC, CreXus S Holdings (Grand Cayman) LLC, CreXus F Asset Holdings LLC, CHPHC Holding Company LLC, CHPHC Hotel I LLC, CHPHC Hotel II LLC, CHPHC Hotel III LLC, CHPHC Hotel IV LLC, CHPHC Hotel V LLC, CHPHC Hotel VI LLC, CHPHC Hotel VII LLC, CHPHC Hotel VIII LLC, CHPHC Hotel IX LLC, CHPHC Hotel X LLC, CHPHC Hotel XI LLC, CHPHC Hotel XII LLC, Crexus Net Lease Holdings LLC, Crexus AZ Holdings 1 LLC, Crexus NV Holdings 1 LLC, and CreXus TALF Holdings, LLC (collectively, the “Subsidiaries”), are qualified REIT subsidiaries.  The Company’s wholly-owned subsidiary, CreXus S Holdings (Holding Co) LLC, is a taxable REIT subsidiary.  Annaly Capital Management, Inc. (“Annaly”) owns approximately 12.4% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

2.  Summary of the Significant Accounting Policies

(a)  Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

(b) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in money market accounts with original maturities less than 90 days.

(c) Agency RMBS and CMBS

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

The Company holds its Agency RMBS as available-for-sale, records investments at estimated fair value, and includes unrealized gains and losses in other comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss). From time to time, as part of the overall management of its portfolio, the Company may sell certain of its Agency RMBS investments and recognize a realized gain or loss as a component of earnings in the consolidated statements of operations and comprehensive income (loss) utilizing the specific identification method.

Interest income on Agency RMBS is computed on the remaining principal balance of the investment security. Premium or discount amortization/accretion on Agency RMBS is recognized over the estimated life of the investment using the effective interest method.   Changes to the Company’s assumptions subsequent to the purchase date may increase or decrease the amortization/accretion of premiums and discounts which affects interest income. Changes to assumptions that decrease expected future cash flows may result in an other-than-temporary impairment (“OTTI”).   At March 31, 2012, the Company did not own any Agency RMBS.

If at the valuation date, the fair value of an investment security is less than its amortized cost, the Company will analyze the investment security for OTTI. Management will evaluate the Company’s CMBS and RMBS for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration will be given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the intent of the Company to sell the investment prior to recovery in fair value (3) whether the Company will more likely than not be required to sell the investment before the expected recovery, (4) and the expected future cash flows of the investment in relation to its amortized cost. If a credit portion of OTTI exists, the cost basis of the security is written down to the then-current fair value, and the related credit portion of unrealized loss is transferred from accumulated other comprehensive income (loss) as an immediate reduction of current earnings. At March 31, 2012, the Company did not own any CMBS.

(d) Held for Investment – Loans

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

(e) Held for Investment - Preferred Equity Interests

Preferred equity interests are designated as held for investment and are carried at their principal balance outstanding, plus any premiums or less discounts which are amortized or accreted over its estimated life, less estimated allowances for losses.  At March 31, 2012, the Company did not own any preferred equity interests.

(f) Investment in Real Estate and Real Estate Held for Sale

Investment in real estate is carried at historical cost less accumulated depreciation. Costs directly related to acquisitions deemed to be business combinations are expensed. Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred. Major replacements and improvements that extend the useful life of the asset are capitalized and depreciated over their useful life.

Investments in real estate are depreciated using the straight-line method over the estimated useful lives of the assets, summarized as follows:

Category	Term
Building	35-40 years
Site improvements	2-7 years

The Company follows the acquisition method of accounting for acquisitions of operating real estate held for investment, where the purchase price of operating real estate is allocated to tangible assets such as land, building, site improvements and other identified intangibles such as above\below market and in-place leases.

The Company evaluates whether real estate acquired in connection with a foreclosure (REO), UCC/deed in lieu of foreclosure or a consensual modification of a loan (herein collectively referred to as a foreclosure) constitutes a business and whether business combination accounting is relevant. Any excess upon foreclosure of a property between the carrying value of a loan over the estimated fair value of the property, less costs to sell, is charged to provision for loan losses.

                Investments in real estate, including REO, which have met the criteria to be classified as held for sale, are separately presented in the consolidated statements of financial condition. Such operating real estate is reported at the lower of its carrying value or its estimated fair value less the cost to sell. Once a property is determined to be held for sale, depreciation is no longer recorded. In addition, the results of operations are reclassified to income (loss) from discontinued operations in the consolidated statements of operations and comprehensive income (loss).

The Company's real estate portfolio (REO and real estate held for investment) is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if the Company's estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  The Company has not recorded any impairment on real estate for the quarter ended March 31, 2012.

Allowance for doubtful accounts

 Allowances for doubtful accounts for tenant receivables are established based on periodic review of aged receivables resulting from estimated losses due to the inability of tenants to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant credit losses on billed and unbilled rents receivable based upon an evaluation of the collectability of such amounts.

Rental income

Rental income from investments in real estate is derived from leasing space to various types of corporate tenants. The leases are for fixed terms of varying length and provide for annual rentals to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in rents receivable in the consolidated statements of financial condition.

Deferred Costs

Deferred costs include deferred financing costs and deferred lease costs and are included in other assets in the consolidated statement of financial condition. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are amortized to interest expense over the term of the financing. Unamortized deferred financing costs are expensed when the associated borrowing is refinanced or repaid before maturity.

Identified Intangibles

The Company records acquired identified intangibles, which includes intangible assets (value of the above-market leases, and in-place leases) and intangible liabilities (value of below-market leases), based on estimated fair value. The value allocated to the above or below-market leases is amortized over the remaining lease term as a net adjustment to rental income. Other intangible assets are amortized on a straight-line basis over the remaining lease term. Identified intangible assets are recorded in intangible assets, net and identified intangible liabilities are recorded in intangible liabilities, net on the consolidated statements of financial condition.

The following summarizes identified intangibles as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Intangible Assets Above- market Leases	Intangible Assets In-place Leases	Intangible Liabilities Below-market Leases	Intangible Assets Above- market Leases	Intangible Assets In-place Leases	Intangible Liabilities Below-market Leases
	(dollars in thousands)
Gross amount	$-	$5,535	$(2,030)	$-	$-	$-
Accumulated amortization	-	(123)	16	-	-	-
Total	$-	$5,412	$(2,014)	$-	$-	$-

The Company recorded amortization of acquired below-market leases of $16 thousand, and $0 for the quarters ended March 31, 2012 and 2011, respectively. Amortization of other intangible assets was $123 thousand, and $0 for the quarters ended March 31, 2012 and 2011, respectively.

(g) Allowance for Loan Losses and Reserve for Probable Credit Losses

The Company maintains a loan loss reserve on certain of its debt investments. A provision is established when the Company believes a loan is impaired, which is when it is deemed probable that the Company will be unable to collect principal and interest amounts due according to the contractual terms. Loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30), a provision for credit losses is established when it’s probable the Company will not collect all amounts previously estimated to be collected. Management assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the statement of financial condition date.

The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of, but is not limited to, evaluating each loan as follows:  the Company reviews loan to value metrics upon either the origination or the acquisition of a new asset.  The Company generally reviews the most recent financial information produced by the borrower, net operating income (“NOI”), debt service coverage ratios (“DSCR”), property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of its assets, and may consider other factors it deems important. The Company reviews market pricing to determine the ability to refinance the asset.  The Company also reviews economic trends, both macro as well as those directly affecting the property, and the supply and demand of competing projects in the sub-market in which the subject property is located. The Company also evaluates the borrower’s ability to manage and operate the properties.  The Company generally does not review loan to value metrics on a quarterly basis.

When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent.  Interest on impaired loans is recognized when received in cash.

Income recognition is suspended for the loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. Income is then recorded on a cash basis until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and legally discharged.

Loans are assigned an internal rating of “Performing Loans,” “Watch List Loans” or “Workout Loans.”  Performing Loans meet all present contractual obligations.  Watch List Loans are defined as performing loans for which the timing of cost recovery is under review.  Workout Loans are defined as loans that are either not performing or there is a likelihood that the Company may not recover its cost basis.

(h) Troubled Debt Restructuring

Real estate debt investments modified in a troubled debt restructuring ("TDR") are modifications granting a concession to a borrower experiencing financial difficulties where a lender agrees to terms that are more favorable to the borrower than is otherwise available in the current market. Management judgment is necessary to determine whether a loan modification is considered a TDR. Troubled debt that is fully satisfied via foreclosure, repossession or other transfers of assets is included in the definition of TDR. Individual, or pools of, loans acquired with deteriorated credit quality that have been modified are not considered a TDR.

(i) Revenue Recognition

Interest income is accrued based on the outstanding principal amount of the securities or loans and their contractual terms. Premiums and discounts associated with the purchase of the securities or loans are amortized into interest income over the projected lives of the securities or loans using the effective interest method based on the estimated recovery value.

The Company recognizes rental revenue on real estate on a straight-line basis over the non-cancelable term of the lease. The excess of straight-line rents over base rents under the lease is included in rents receivable on the Company’s Consolidated Statement of Financial Condition and any excess of base rents over the straight-line amount is recorded as a decrease to rents receivable on the Company’s Consolidated Statement of Financial Condition.

Fees received relating to origination of loans are included in “Other Assets” on the Company’s Consolidated Statements of Financial Condition and are amortized into “Fee Income” over the life of the loan.

(j) Income Taxes

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

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of March 31, 2012.

The Company files tax returns in several U.S. jurisdictions, including New York State, and New York City.  The 2008 through 2010 tax years remain open to U.S. federal, state and local examinations. As of March 31, 2012, the Company's 2011 tax returns have not yet been filed.

(k) Net Income per Share

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

(l) Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as loan loss provisions.  Actual results could differ from those estimates.

(m) Derivatives

The Company uses derivative instruments primarily to manage interest rate risk exposure and such derivatives are not considered speculative.  The Company has one interest rate swap outstanding which has not been designated as a hedging instrument for accounting purposes.  Changes in the fair value of the interest rate swap are recorded in the Statements of Operations and Comprehensive Income.

(n) Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

(o) Recent Accounting Pronouncements

Presentation

Comprehensive Income (Topic 220)

In June 2011, FASB released ASU 2011-05 Comprehensive Income: Presentation of Comprehensive Income, which attempts to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (“OCI”).  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of net income and comprehensive income or two separate consecutive statements.  Either presentation requires the presentation on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statements.  There is no change in what must be reported in OCI or when an item of OCI must be reclassified to net income.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  This update resulted in additional disclosure, but had no significant effect on the Company’s consolidated financial statements.  On December 23, 2011, the FASB issued ASU 2011-12, Comprehensive Income: Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income In ASU No. 2011-05, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated OCI.  This was done to allow the FASB time to re-deliberate the presentation on the face of the financial statements the effects of reclassifications out of accumulated OCI on the components of net income and OCI.  No other requirements under ASU 2011-05 are affected by ASU 2011-12.  The Company adopted ASU 2011-05 in January 1, 2012.

Assets

Receivables (ASC 310)

In April 2011, the FASB issued Accounting Standards Update 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” or ASU 2011-02. ASU 2011-02 primarily clarifies when creditors should classify loan modifications as troubled debt restructurings and provides examples and factors to be considered. Loan modifications which are considered troubled debt restructurings could result in additional disclosure requirements and could impact the related provision for loan losses. ASU 2011-02 is effective for the first interim or annual period beginning after June 15, 2011, with retrospective application to the beginning of the year. The adoption of ASU 2011-02 did not have a material impact on the consolidated financial statements.

Broad Transactions

Fair Value Measurements and Disclosures (Topic 820)

In May 2011, the FASB released ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, further converging US GAAP and International Financial Reporting Standards (“IFRS”) by providing common fair value measurement and disclosure requirements.  FASB made changes to the fair value measurement guidance, which include: 1) Prohibiting the inclusion of block discounts in all fair value measurements, not just Level 1 measurements 2) Adding guidance on when to include other premiums and discounts in fair value measurements  3) Clarifying that the concepts of “highest and best use” and “valuation premise” apply only when measuring the fair value of non-financial assets, and 4) Adding an exception that allows the measurement of a group of financial assets and liabilities with offsetting risks (e.g., a portfolio of derivative contracts) at their net exposure to a particular risk if certain criteria are met.  ASU 2011-04 also requires additional disclosure related to items categorized as Level 3 in the fair value hierarchy, including a description of the processes for valuing these assets, providing quantitative information about the significant unobservable inputs used to measure fair value, and in certain cases, explain the sensitivity of the fair value measurements to changes in unobservable inputs.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2011.  This update resulted in additional disclosures in the notes to the consolidated financial statements.

Transfers and Servicing (Topic 860)

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements.  In a typical repurchase agreement transaction, an entity transfers financial assets to the counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future.  Previous to this update, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and in order to do so, the transferor must have the ability to repurchase such assets. In connection with the issuance of ASU 2011-03, the FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations.  ASU 2011-03 removes the transferor’s ability criterion from consideration of effective control.  This update is effective for the first interim or annual period beginning on or after December 15, 2011 and did not have a significant impact on the consolidated financial statements.

Financial Services – Investment Companies (Topic 946)

In October 2011, the FASB issued a proposed ASU 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements, which would amend the criteria in Topic 946 for determining whether an entity qualifies as an investment company.  As proposed, this ASU would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for Real Estate Investment Trusts from this topic.  If promulgated in its current form, this proposal may result in a material modification to the presentation of the Company’s consolidated financial statements.  The Company is monitoring developments related to this proposal and is evaluating the effects it would have on the Company’s consolidated financial statements.

3. Cash and Cash Equivalents

The Company had $257.5 million and $202.8 million of cash equivalents held at an independent national banking institution at March 31, 2012 and December 31, 2011, respectively, and earned $6 thousand and $12 thousand in interest income on their cash balances for the quarters ended March 31, 2012 and December 31, 2011, respectively.

4.  Commercial Mortgage Loans Held for Investment

The following tables represent the Company's commercial mortgage loans classified as held for investment at March 31, 2012 and December 31, 2011, which are carried at their principal balance outstanding less an allowance for loan losses:

	March 31, 2012			December 31, 2011

			Percentage			Percentage
	Outstanding	Carrying	of Loan	Outstanding	Carrying	of Loan
	Principal	Value	Portfolio	Principal	Value	Portfolio
	(dollars in thousands)
First mortgages	$216,014	$200,878	33.1%	$439,795	$374,348	52.5%
Subordinated notes	41,657	38,527	6.4%	79,279	71,517	9.5%
Mezzanine loans	395,883	390,682	60.5%	317,915	306,936	38.0%
Total	$653,554	$630,087	100.0%	$836,989	$752,801	100.0%

	For the quarter ended	For the quarter ended
	March 31, 2012	December 31, 2011
	(dollars in thousands)
Beginning principal balance, net of allowance for loan losses	$836,617	$175,268
Purchases, principal balance	119,101	1,069,080
Remaining discount	(23,463)	(83,816)
Principal payments	(194,277)	(389,984)
Principal write-off	(48,897)	(17,602)
Sales and transfers	(59,363)	-
(Allowance) recovery for loan losses	369	(145)
Commercial mortgage loans held for investment	$630,087	$752,801

	March 31, 2012				December 31, 2011
	First	Subordinated	Mezzanine		First	Subordinated	Mezzanine
	Mortgages	Notes	Loans	Total	Mortgages	Notes	Loans	Total
	(dollars in thousands)
Beginning principal balance, net of allowance for loan losses	$439,712	$79,208	$317,697	$836,617	$38,152	$42,007	$95,109	$175,268
Purchases, principal balance	-	8,501	110,600	119,101	609,281	65,738	394,061	1,069,080
Remaining discount	(15,133)	(3,129)	(5,201)	(23,463)	(65,365)	(7,691)	(10,760)	(83,816)
Principal payments	(157,692)	(14,952)	(21,633)	(194,277)	(190,078)	(28,509)	(171,397)	(389,984)
Principal write-off	(31,493)	(6,405)	(10,999)	(48,897)	(17,602)	-	-	(17,602)
Sales and transfers	(34,595)	(24,768)	-	(59,363)	-	-	-	-
	200,799	38,455	390,464	629,718	374,388	71,545	307,013	752,946
(Allowance) recovery for loan losses	79	72	218	369	(40)	(28)	(77)	(145)
Commercial mortgage loans held for investment	$200,878	$38,527	$390,682	$630,087	$374,348	$71,517	$306,936	$752,801

At March 31, 2012 the Company had two loans that were to be accounted for pursuant to ASC Subtopic 310-30.  These loans were originally recorded at cost, which approximated to fair value at time of purchase.  The original principal value of these loans at purchase was $69.6 million.  The principal balance at March 31, 2012 was $58.4 million.  At December 31, 2011 the principal balance of loans recorded under Subtopic ASC 310-30 loans was $315.6 million.   The following table presents the accretable yield, or the amount of discount estimated to be realized over the life of the loans and the carrying value, for the Company’s commercial mortgage loan portfolio as of March 31, 2012 and December 31, 2011, and which were accounted pursuant to the ASC Subtopic 310-30:

	Accretable Yield

	March 31, 2012		December 31, 2011
	Accretable yield	Carrying value of the loans	Accretable yield	Carrying value of the loans
	(dollars in thousands)
Beginning balance	$13,259	$257,065	$-	$-
Additions	-	-	50,581	296,949
Accretion	(8,030)	8,030	(34,425)	34,425
Collections	-	(154,000)	-	(74,309)
Disposition/transfers	(1,126)	(53,865)	-	-
Decrease in cashflow estimates	(2,933)	-	(11,265)	-
Reclassifications from nonaccretable difference	-	-	8,368	-
Ending balance	$1,170	$57,230	$13,259	$257,065

The following table summarizes the changes in the allowance for loan losses for the commercial mortgage loan portfolio for the three months and year ended March 31, 2012 and December 31, 2011, respectively.  There was no provision for loan losses at March 31, 2012.

	March 31, 2012	December 31, 2011
	(dollars in thousands)

Balance, beginning of period	$369	$224
Reversal	(369)
Provision for loan loss	3,173	145
Charge-offs	(3,173)	-

Balance, end of period	$-	$369

The following tables present certain characteristics of the Company’s commercial mortgage loan portfolio as of March 31, 2012 and December 31, 2011, respectively.

Geographic Distribution	March 31, 2012		Property
Top 5 States	Remaining Balance	% of Loans (1)	Count
	(dollars in thousands)
New York	$142,713	21.8%	24
California	109,521	16.8%	70
Texas	91,669	14.0%	96
Illinois	57,449	8.8%	84
Grand Cayman	43,400	6.6%	1

Geographic Distribution	December 31, 2011		Property
Top 5 States	Remaining Balance	% of Loans (1)	Count
	(dollars in thousands)
New York	$215,337	25.7%	25
California	195,401	23.3%	83
Texas	79,717	9.5%	59
Georgia	68,060	8.1%	6
Illinois	54,512	6.5%	75
(1) Percentages based on remaining principal balance of the debt portfolio of $653 and $836 million as of March 31, 2012 and December 31, 2011, respectively.

March 31, 2012

Property Type	Number of Assets	Outstanding Principal	% of Total
	(dollars in thousands)
Hotel	7	$211,217	32%
Multi-family	1	15,000	2%
Office	12	158,315	25%
Retail	7	247,360	38%
Condominium	2	21,662	3%
Total	29	$653,554	100%

December 31, 2011

Property Type	Number of Assets	Outstanding Principal	% of Total
	(dollars in thousands)
Hotel	9	$343,606	41%
Multi-family	2	132,000	16%
Office	14	174,621	21%
Retail	6	160,662	19%
Condominium	2	26,100	3%
Total	33	$836,989	100%

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses.  Based on this analysis, the Company determined that no loan loss provision is necessary as of the quarter ended March 31, 2012. At December 31, 2011 the Company had an allowance for loan losses of approximately $369 thousand.   At March 31, 2012, one loan was designated as Watch List.

The following table presents the loan type and internal rating for the loans as of March 31, 2012 and December 31, 2011.

March 31, 2012
		Percentage	Internal Ratings
	Outstanding	of Loan	Performing	Watch List	Workout
Investment type	Principal	Portfolio	Loans	Loans	Loans
	(dollars in thousands)
First mortgages	$216,014	33.1%	$203,041	$12,973	$-
Subordinated notes	41,657	6.4%	41,657	-	-
Mezzanine loans	395,883	60.5%	395,883	-	-
	$653,554	100.0%	$640,581	$12,973	$-

December 31, 2011
		Percentage	Internal Ratings
	Outstanding	of Loan	Performing	Watch List	Workout
Investment type	Principal	Portfolio	Loans	Loans	Loans
	(dollars in thousands)
First mortgages	$439,795	52.5%	$398,815	$-	$40,980
Subordinated notes	79,279	9.5%	56,608	-	22,671
Mezzanine loans	317,915	38.0%	317,915	-	-
	$836,989	100.0%	$773,338	$-	$63,651

5. Investment in Real Estate, Net and Real Estate Held for Sale

At March 31, 2012 and December 31, 2011, investment in real estate, net consists of the following:

	Quarter Ended March 31, 2012	Quarter Ended December 31, 2011
	(dollars in thousands)

Land	$7,490	$7,289
Buildings and improvements	27,305	25,961
Subtotal	34,795	33,250
Less: Accumulated depreciation	(329)	(54)
Investments in real estate, net	$34,466	$33,196

For the quarters ended March 31, 2012, and 2011, depreciation expense was $275 thousand, and $0, respectively.

Real Estate Acquisitions

For the quarter ended March 31, 2012 the Company finalized the purchase price allocation related to the following real estate acquisitions:

Date of acquisition	Type	Location	Purchase Price
	(dollars in thousands)
November 2011	Warehouse/distribution center	Phoenix, AZ	$33,250
February 2012	Warehouse	Las Vegas, NV	5,050
			$38,300

The Company has estimated the fair value of the assets and liabilities at the date of acquisition.  The allocation of the purchase price for the warehouse/distribution center in Phoenix was finalized during the quarter ended March 31, 2012 and resulted in the Company recording $5.2 million in intangible assets and $1.6 million of intangible liabilities.  In connection with the acquisition during the quarter ended March 31, 2012, the Company recorded $318 thousand in intangible assets and $421 thousand of intangible liabilities.

The supplemental unaudited pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations and comprehensive income (loss) for the quarters ended March 31, 2012, and 2011, adjusted to give effect of the above transactions as of January 1, 2011.

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
	(dollars in thousands)
Pro forma revenues	$810	$810
Pro forma net income	$170	$170
Pro forma net income per common share - basic/diluted	$0.00	$0.00

The supplemental pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred January 1, 2011, nor does it purport to represent the results of future operations.

For the quarter ended March 31, 2012, the Company acquired the following real estate in connection with a deed-in-lieu of foreclosure (amounts in thousands):

Date	Type	Location	Carrying Value of Loan at Time of REO
			(dollars in thousands)
February 2012	Hotels	Various	$55,973

Real estate acquired during the quarter ended March 31, 2012 is classified as assets held for sale as of March 31, 2012, and is unencumbered by contractual debt obligations. During the quarter ended March 31, 2012, the Company recognized a $3.2 million provision for loan loss in connection with taking possession of the collateral underlying loans via a deed in lieu of foreclosure.

Discontinued Operations

The following table summarizes income from discontinued operations, income from the operations of the properties held for sale for the quarter ended March 31, 2012. The Company had no discontinued operations for the quarter ended March 31, 2011:

Revenue:	Quarter ended March 31, 2012
(dollars in thousands)
Operating income	$6,679
Interest and other income	-
Total Revenue	6,679

Expenses:
Property operating expenses	$4,862
Total Expenses	$4,862

Income tax (benefit)	295

Total income from discontinued operations	$1,522

6.  Fair Value Measurements

The Company follows fair value guidance in accordance with U.S. GAAP to account for its financial instruments.  The Company categorizes its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the consolidated balance sheets or disclosed in the related notes are categorized based on the inputs to the valuation techniques as follows:

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

Interest Rate Swap

Interest rate swaps are valued using third party quotes.  The Company incorporates common market pricing methods, including a spread measurement to the Treasury curve in its estimates of fair value.  Management ensures that current market conditions are reflected in its estimates of fair value.

The Company's financial assets and liabilities carried at fair value on a recurring basis are as follows:

	March 31, 2012
	Level 1	Level 2	Level 3
	(dollars in thousands)
Liabilities:
Interest Rate Swap	$-	$41	$-

The Company held no financial assets and liabilities carried at fair value on a recurring basis at December 31, 2011.

Financial Asset and Liabilities Measured at Fair Value on a Non-Recurring Basis

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

Commercial mortgage loan assets totaled $630.1 million and $752.8 million at March 31, 2012 and December 31, 2011, respectively.  These loans are held for investment and are recorded at amortized cost less an allowance for loan losses. The estimated fair value of these loans is $646.0 million for the quarter ended March 31, 2012.  Such estimates take into consideration expected changes in interest rates and changes in the underlying collateral cash flows.  Mortgage loans that have variable rate provisions are based upon a spread over LIBOR and are considered to approximate fair value.  The fair value of fixed rate commercial mortgage loans is based on contractual cash flows and expected changes in the yield curve.

The carrying value of participations sold is based on the loan’s amortized cost.  The fair value of participations sold are based on the fair value of the underlying related commercial loan.

Mortgage loan liabilities totaled $19.2 million at March 31, 2012.  The carrying value of the Company’s mortgage loans are considered to approximate their fair value as a result of the recent issuance of the debt obligations.

Real estate held for sale totaled $52.8 million at March 31, 2012 and is recorded at its estimated fair value less costs to sell (considered to be Level 3 in the fair value hierarchy).  The estimated fair value is based on a property's future discounted cash flows to be generated using discount rates ranging from 12% to 13.5% or sales comparables. Estimates of fair value take into consideration U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors.

Transfers in and out of Level 3 for the quarter ended March 31, 2012 totaled $52.8 million and $0, respectively, and relate to real estate held for sale.

The following table summarizes the estimated fair value for all financial assets and liabilities as of March 31, 2012 and December 31, 2011.

		March 31, 2012		December 31, 2011
		Carrying Value	Fair Value	Carrying Value	Fair Value
	Level in Fair Value Hierarchy	(dollars in thousands)
Financial assets:
Cash and cash equivalents(1)	1	$257,490	$257,490	$202,814	$202,814
Commercial real estate loans:
Senior	3	200,878	205,125	374,348	379,877
Subordinated	3	38,527	42,257	71,517	76,115
Mezzanine	3	390,682	398,574	306,936	316,157

Financial liabilities:
Mortgage payable	2	19,150	19,150	16,600	16,600
Interest rate swap liability	2	41	41	-	-

(1) Carrying value approximates fair value due to the short-term maturities of these items.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

7.  Income Taxes

For the period ended March 31, 2012 the Company is qualified to be taxed as a REIT.  As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements including certain asset, income and stock ownership tests. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.  It is assumed that the Company will retain its REIT status by complying with the REIT regulations and its distribution policy in the future. The state and city tax jurisdictions for which the Company is subject to tax filing obligations recognize the Company’s status as a REIT.  In December of 2011, the Company created a taxable REIT subsidiary (TRS) to hold those assets which represent non-qualified REIT assets.

At the quarter ended March 31, 2012, the Company recorded estimated federal and state income tax expense related to earnings of its TRS in the amount of $295 thousand.

The Company files tax returns in several U.S. jurisdictions, including New York State and New York City.  The 2008 through 2010 tax years remain open to U.S. federal, state and local tax examinations.  As of March 31, 2012, the Company’s 2011 tax returns have not been filed.

8.  Common Stock

During the quarter ended March 31, 2012, the Company declared dividends to common shareholders totaling $20.7 million or $0.27 per share, which was paid to shareholders on April 26, 2012.

During the quarter ended March 31, 2011, the Company declared dividends to common shareholders totaling $4.2 million or $0.23 per share.

On March 28, 2011, the Company announced the sale of 50,000,000 shares of common stock at $11.50 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $577.0 million.  Concurrently with the sale of these shares Annaly purchased 5,000,000 shares at the same price per share as the public offering, for proceeds of approximately $57.5 million.  These sales settled on April 1, 2011.  On April 5, 2011, the underwriters exercised their option to purchase an additional 3,500,000 shares of common stock at $11.50 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $37.8 million.  In total, the Company raised net proceeds of approximately $634.3 million in these offerings.

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

10.  Debt Obligations

The Company has two first mortgages outstanding with aggregate principal balances as follows:

			Outstanding Balance
Maturity	Type	Fixed interest rate/spread over Libor(1)	March 31, 2012	December 31, 2011
(dollars in thousands)
2016	Fixed	3.50	$16,600	$16,600
2017 (2)	Variable	2.24	2,550	-
			$19,150	$16,600

(1) Applicable for variable rate loans
(2) The Company has entered into an interest rate swap to hedge against increases in interest rates. Refer to footnote 13 for more detail.

Interest expense relating to the mortgages payable including amortized mortgage costs for the three months ended March 31, 2012 and 2011 was $186 thousand and $0 respectively.

11.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, a wholly owned subsidiary of Annaly, which provides for an initial term through December 31, 2013 with an automatic one year extension option and is subject to certain termination rights.  The Company pays FIDAC a quarterly management fee equal to 1.50% per annum of its stockholders’ equity which is the sum of net proceeds from any issuance of the Company’s equity securities since inception, consolidated retained earnings (excluding non-cash equity compensation), any amount the Company pays for repurchases of its common stock, and less any unrealized gains, or losses or other items that do not affect realized income, as adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash charges of the Company.  Management fees accrued and subsequently paid to FIDAC were $3.5 million and $680 thousand for the quarters ended March 31, 2012 and 2011, respectively.

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

Annaly purchased 4,527,778 shares of stock at the same price per share paid by other investors in the Company’s initial public offering and an additional 5,000,000 shares of stock at the same price per share paid by other investors concurrently in the Company’s March 2011 secondary offering.  As of March 31, 2012 Annaly owned approximately 12.4% of the Company’s outstanding shares as an equity investment.

The Company uses RCap Securities, Inc. (“RCap”), a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to settle trades.  RCap receives customary market-based fees and charges in return for such services.  RCap was an underwriter in the Company’s underwritten public offering that settled in April 2011 and received approximately $215,000 in underwriting fees arising from such services.

12.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of March 31, 2012 and 2011.

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

13.  Participations Sold

Participations sold represent interests in loans that we purchased and subsequently sold to third-parties. We present these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated statements of financial condition, and an equivalent amount of interest income and interest expense is recorded on our consolidated statements of operations and comprehensive income (loss). However, impaired loan assets must be reduced through the provision for loans losses while the associated non-recourse liability cannot be reduced until the participation has been contractually extinguished.  This can result in a difference between the loan participations sold asset and liability.  We have no economic exposure to these liabilities.

The following table describes our participations sold assets and liabilities as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Participations sold assets
Gross carrying value	$14,898	$14,755
Less: Provision for loan losses	-	-
Net book value of assets	$14,898	$14,755

Liabilities
Net book value of liabilities	$14,898	$14,755
Net impact to shareholders' equity	$-	$-

14. Risk Management and Derivative Activities

Derivatives

The Company uses derivative instruments primarily to manage interest rate risk exposure and such derivatives are not considered speculative. These derivative instruments are strictly in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with the Company's investment and financing activities. The counterparties of these arrangements are financial institutions with which the Company may also have other financial relationships. The Company is exposed to credit risk in the event of non-performance by these counterparties and it monitors their financial condition; however, the Company currently does not anticipate that any of the counterparties will fail to meet their obligations.

As of March 31, 2012, the Company had one interest rate swap outstanding which has not been designated as a hedging instrument for accounting purposes.  As of December 31, 2011, the Company had no interest rate swaps outstanding.

The following table presents the fair value of the Company's derivative instrument as well as its classification on the consolidated statements of financial condition and the consolidated statement of operations and comprehensive income (loss) as of March 31, 2012 and December 31, 2011:

	Location in Consolidated Statements of Financial Conditon	Location in Consolidated Statements of Operations and Comprehensive Income (Loss)	Notional Amount	Fair Value Net Asset (Liability)	Interest Income (Expense) on Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
March 31, 2012	Accounts payable and other liabilities	Interest Expense	2,550	(41)	-	(41)

The Company's counterparties held no cash margin as collateral against the Company's derivative contracts as of March 31, 2012 and December 31, 2011.

Credit Risk Concentrations

Concentrations of credit risk arise when a number of borrowers, tenants, operators or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower, tenant or operator that generates 10% or more of its total revenue.

15. Stockholders' Equity

Earnings Per Share

Earnings per share for the quarters ended March 31, 2012 and 2011, respectively, is computed as follows:

	Quarter ended March 31, 2012	Quarter ended March 31, 2011
	(dollars in thousands)
Numerator:
Net income	$16,117	$4,561
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$16,117	$4,561

Denominator:
Average shares available to common stockholders	76,620,112	19,953,445
Weighted Average Dilutive Shares	-	-
Net income per average share attributable to common stockholders - Basic/Diluted	$0.21	$0.23

16. Segment Reporting

ASC 280, Segment Reporting (ASC 280),  establishes the manner in which public entities report information about operating segments in annual and interim financial reports issued to shareholders.  ASC 280 defines a segment as a component of an enterprise about which separate financial information is available and that is evaluated regularly to allocate resources and assess performance. The Company conducts its business through two segments: debt investments and investment in real estate. For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.  The quarter ended December 31, 2011 is the first quarter the Company was required to report more than one segment due to the purchase of two warehouse and distribution facilities in Arizona.  Below are the operating results for the quarters ended March 31, 2012 and 2011, respectively.

	March 31, 2012

	Corporate/ Unallocated	Debt Investments	Real Estate Investments	Inter-segment transactions	Consolidated Total
	(dollars in thousands)

Interest income	$-	$23,864	$-	$(638)	$23,226
Interest expense	-	(174)	(186)	-	(360)
Servicing fees	-	(115)	-		(115)
Net interest income	-	23,575	(186)	(638)	22,751

Rental income	-	-	712	-	712
Fee Income	-	515	-	-	515
Total other income	-	515	712	-	1,227

Expenses:
Provision loan losses, net	-	(369)	3,172	-	2,803
General and administrative	1,229	1,379	102	-	2,710
Management fee	3,471	-	-	-	3,471
Depreciation expense	-	-	275	-	275
Amortization Expense			123		123
Total expenses	4,700	1,010	3,672	-	9,382

Net (loss) income before income tax	(4,700)	23,080	(3,146)	(638)	14,596

Income tax	(1)	-	-	-	(1)

(Loss) income from continuing operations	(4,701)	23,080	(3,146)	(638)	14,595

Net income from discontinued operations (net of tax expense of $295)	-	-	884	638	1,522

Net (loss) income	$(4,701)	$23,080	$(2,262)	$-	$16,117

Total assets	$618	$947,091	$99,047	$(59,365)	$987,391

	March 31, 2011

	Corporate/ Unallocated	Debt Investments	Real Estate Investments	Inter-segment transactions	Consolidated Total
	(dollars in thousands)

Interest income	$-	$7,443	$-	$-	$7,443
Interest expense	-	(1,532)			(1,532)
Servicing fees	-	(62)	-	-	(62)
Net interest income	-	5,849	-	-	5,849

Rental income	-	-	-	-	-
Fee Income	-	-	-	-	-
Total other income	-	-	-	-	-

Expenses:					-
Provision loan losses, net		127	-	-	127
General and administrative	417	63			480
Management fee	680	-	-	-	680
Total expenses	1,097	190	-	-	1,287

Net (loss) income before income tax	(1,097)	5,659	-	-	4,562

Income tax	(1)	-	-	-	(1)

(Loss) income from continuing operations	(1,098)	5,659	-	-	4,561

Net (loss) income from discontinued operations (net of tax expense of $295)	-	-	-	-	-

Net (loss) income	$(1,098)	$5,659	$-	$-	$4,561

Total assets	$601,202	$657,690	$-	$-	$1,258,892

17. Subsequent Events

The United States Government has filed an action in the U.S. District Court Eastern District of New York on April 17, 2012 relating to the collateral securing one of the Company’s loans that is classified as a Watch List loan as of March 31, 2012.  The Company is in the process of evaluating the loan in connection with the proposed allegations.  The Company has a perfected security interest in the collateral underlying the loan and believes the loan is currently fully collateralized and expects to recover our net investment in the loan, which approximates $13 million at March 31, 2012.  The Company does not expect the final resolution of the aforementioned action to have a material impact on the Company’s consolidated financial statements.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ “will,” or similar expressions, we intend to identify forward-looking statements.  Statements regarding the following subjects, among others, are forward-looking by their nature:

●	our business and strategy;

●	our ability to obtain and maintain financing arrangements and the terms of such arrangements;

●	financing and advance rates for our targeted assets;

●	general volatility of the markets in which we acquire assets;

●	the implementation, timing and impact of, and changes to, various government programs;

●	our expected assets;

●	changes in the value of our assets;

●	market trends in our industry, interest rates, the debt securities markets or the general economy;

●	rates of default or decreased recovery rates on our assets;

●	our continuing or future relationships with third parties;

●	prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

●	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

●	changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

●	our ability to maintain our qualification as a REIT for federal income tax purposes;

●	ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended;

●	the availability of opportunities in real estate-related and other securities;

●	the availability of qualified personnel;

●	estimates relating to our ability to make distributions to our stockholders in the future;

●	our understanding of our competition;

●	interest rate mismatches between our assets and our borrowings used to finance purchases of such assets;

●	changes in interest rates and mortgage prepayment rates;

●	the effects of interest rate caps on our adjustable-rate mortgage-backed securities;

●	our ability to integrate acquired assets into our existing portfolio; and

●	our ability to realize our expectations of the advantages of acquiring assets.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us.  For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in forward looking statements, see our most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a commercial real estate company that acquires, manages, and finances, directly or through our subsidiaries, commercial mortgage loans and other commercial real estate debt, commercial real property, commercial mortgage-backed securities, or CMBS, other commercial real estate-related assets and Agency residential mortgage-backed securities.  We expect that the commercial real estate loans we acquire will be fixed and floating rate first mortgage loans secured by commercial properties.  We may also acquire subordinated commercial mortgage loans and mezzanine loans.  We also engage in long-term sale-leaseback and build-to-suit transactions for companies in the U.S. and we may engage in these transactions in Europe.  The long term sale-leaseback and build to suit properties are triple-net leased to corporate tenants.  The triple-net leases require that in sale-leaseback transactions, each tenant pays substantially all of the costs associated with operating and maintaining the property, including real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance and capital expenditures.  From time to time, we also acquire commercial real property as part of our resolution of commercial mortgage loans and other commercial real estate debt where a borrower defaults in their obligations and we take title to the collateral underlying the commercial mortgage loans and other commercial real estate debt through foreclosure or other means.

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

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending on December 31, 2009.  Our targeted asset classes and the principal investments we expect to make in each include:

●	Commercial Mortgage Loans, consisting of:

o	A-Notes and other first mortgage loans that are secured by commercial and multifamily properties

o	Construction loans

●	Subordinated Debt

o	B-Notes, C-Notes, and other subordinated notes

o	Mezzanine loans

o	Loan participations

o	Preferred equity

●	Commercial Real Property

o	Office buildings

o	Hotels

o	Retail

o	Industrial

o	Multifamily

o	Residential condominiums

o	Other commercial real property including land

●	Commercial Mortgage-Backed Securities, or CMBS, consisting of:

o	CMBS rated AAA through BBB

o	CMBS that are rated below investment grade or are non-rated

●	Other Commercial Real Estate Assets, consisting of:

o	Debt and equity tranches of CRE CDOs

o	Loans to real estate companies including REITs and REOCs

o	Commercial real estate securities

●	Agency RMBS:

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

We use borrowings as part of our financing strategy.  We have financed our triple-net lease portfolio with non-recourse financings, which generally limit the recoverability of the loan to the property.  These financings may be specific to a particular property or secured by a portfolio of our properties.  We anticipate that the loan to value ratio for these financing will be between 40% and 65% and would likely not exceed 80%.

Although we are not required to maintain any particular leverage ratio, the amount of leverage we incur is determined by our Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing our assets, the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of our target assets and the collateral underlying our target assets.  We may enhance the returns on our commercial mortgage loan assets, especially loan acquisitions, through securitizations.  We may also sell the senior portion or
A-Note and retain the subordinate or junior position in a B-Note or other subordinate loan.  If possible, we may securitize the senior portion, expected to be equivalent to investment grade rated CMBS, while retaining the subordinate securities in our portfolio.  We use repurchase agreements to finance acquisitions of Agency RMBS with a number of counterparties.  We expect to leverage our triple-net lease investments.  In the future, we may also use other sources of financing to fund the acquisition of our targeted assets, including warehouse facilities and other secured and unsecured forms of borrowing.  We may also seek to raise further equity capital or issue debt securities to fund our future asset acquisitions.

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

Factors Impacting our Operating Results

In addition to the prevailing market conditions, our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial mortgage loans, commercial real estate debt, CMBS and other financial assets in the marketplace. Our net interest income includes the actual payments we receive and is also impacted by the amortization of purchase premiums and accretion of purchase discounts. Our net interest income varies over time, primarily as a result of changes in interest rates, and with respect to Agency RMBS we own, prepayment rates and prepayment speeds as measured by the Constant Prepayment Rate, or CPR, on our CMBS and Agency RMBS assets. Interest rates and prepayment rates vary according to the type of asset, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans are held directly by us or are included in our CMBS.

Change in Fair Value of our Assets. It is our business strategy to hold our targeted assets as long-term investments. As such, we expect that our CMBS and Agency RMBS will be carried at their fair value, as available-for-sale securities in accordance with ASC 320 Investments in Debt and Equity Securities, with changes in fair value recorded through accumulated other comprehensive income (loss) rather than through earnings. As a result, we do not expect that changes in the fair value of the assets will normally impact our operating results. At least on a quarterly basis, however, we will assess both our ability and intent to continue to hold such assets as long-term investments. As part of this process, we will monitor our targeted assets for other-than-temporary impairment, or OTTI, including OTTI attributable to credit losses. A change in our ability or intent to continue to hold any of our investment securities could result in our recognizing an impairment charge or realizing losses upon the sale of such securities.

Credit Risk. We may be exposed to various levels of credit risk depending on the nature of our investments and the nature and level of the assets underlying the investments and credit enhancements, if any, supporting our assets. FIDAC and FIDAC’s Investment Committee approve and monitor credit risk and other risks associated with each investment.  We review loan to value metrics upon either the origination or the acquisition of a new investment but generally not in the course of quarterly surveillance. We generally review the most recent financial information produced by the borrower, net operating income, or NOI, debt service coverage ratios, or DSCR, property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of our assets, and may consider other factors we deem important. We review market pricing to determine the refinanceability of the asset.  We review economic trends, both macro as well as those directly affecting the property, and the supply and demand of competing projects in the sub-market in which the subject property is located. We also evaluate the borrower’s ability to manage and operate the properties.

Based upon the review, loans are assigned an internal rating of Performing Loans, Watch List Loans or Workout Loans.   Loans that are deemed Performing Loans meet all present contractual obligations.  Watch List Loans are defined as performing loans but whose timing and/or recovery of investment may be under review.  Workout Loans are defined as those either not performing or we do not expect to recover our cost basis.

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

Changes in Market Interest Rates. With respect to our business operations, increases in interest rates, in general, may over time cause:

●	the interest expense associated with our borrowings to increase;
●	the value of our mortgage loans, CMBS and Agency RMBS, to decline;
●	coupons on our adjustable rate mortgage loans, CMBS and Agency RMBS to reset, although on a delayed basis, to higher interest rates;
●
to the extent applicable under the terms of our investments, prepayments on our mortgage loan portfolio, CMBS and Agency RMBS to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; and

●	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase.

Conversely, decreases in interest rates, in general, may over time cause:

●
to the extent applicable under the terms of our investments, prepayments on our mortgage loan, CMBS and Agency RMBS portfolio to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts;

●	the interest expense associated with our borrowings to decrease;
●	the value of our mortgage loan, CMBS and Agency RMBS portfolio to increase;
●	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease; and
●	coupons on our adjustable-rate mortgage loans, CMBS and Agency RMBS to reset, although on a delayed basis, to lower interest rates

Since changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT.

Investment Activities

At March 31, 2012, our investment portfolio consisted of $630.1 million of loans and $87.3 million of equity investments in real estate.

The following segmented table summarizes certain characteristics of our portfolio at March 31, 2012 and December 31, 2011:
	Quarter ended March 31, 2012	Year ended December 31, 2011
Debt Securities Portfolio	(dollars in thousands)
Debt investment portfolio at period-end	$630,087	$752,801
Fixed-rate investments as percentage of portfolio	67%	38%
Adjustable rate investments as percentage of portfolio	33%	62%
Fixed-rate investments
Commercial mortgage loans as percentage of fixed-rate assets	100%	100%
Adjustable rate investments
Commercial mortgage loans as percentage of adjustable-rate assets	100%	100%
Weighted average yield on interest earning assets at period-end	11.11%	29.86%
Weighted average cost of funds for debt portfolio at period-end	-	-
Real Estate Properties Portfolio including Net Lease Operations
Real estate investment at period-end	87,266	33,196
Financing on real estate	19,150	16,600
Weighted average yield on real estate investment portfolio at period end	9.64%	7.67%
Weighted average cost of funds on real estate investment financing (1)	3.49%	3.50%

The following table represents our debt portfolio at March 31, 2012:

Commercial Loans on Real Estate
March 31, 2012
(dollars in thousands)

Property Type			Final	Payment		Carrying
Commercial mortgage loans	Location	Coupon	Maturity Date	terms	Face Amount	amount
Hotel	Grand Cayman	6.75%	Oct-14	I/O	$43,400	$42,386
Hotel	NY	6.85%	Sep-13	I/O	42,000	43,421
Hotel	CA	1.99%	Nov-14	I/O	35,817	23,418
Retail	IN	4.75%	Nov-14	I/O	23,814	23,814
Retail	CO	5.58%	May-17	30 year	17,893	15,498
Office	CA	4.50%	Jun-13	I/O	15,000	14,712
Condo	NY	12.16%	Dec-13	I/O	12,973	12,973
Office	CA	2.75%	Jul-12	I/O	11,429	10,919
Condo	NJ	12.08%	Dec-14	I/O	8,688	8,688
Office	CA	9.50%	Jun-13	I/O	5,000	5,049
Weighted average coupon		5.90%		Total	$216,014	$200,878
Total commercial loans

Subordinated Debt & Mezzanine (1)

Retail	Various	11.25%	Apr-17	I/O	87,600	87,600
Retail	Various	7.71%	Sep-15	Fixed paydown	46,376	42,928
Hotel	TX	10.53%	Sep-16	I/O	44,000	44,000
Retail	Various	12.24%	Dec-19	I/O	40,000	40,000
Retail	TX	11.25%	Apr-15	30 year	27,160	27,160
Office	IL	6.66%	Jun-15	I/O	25,000	22,807
Hotel	NY	6.85%	Sep-13	I/O	21,000	20,748
Office	GA	12.20%	Oct-13	I/O	20,500	20,500
Office	CA	11.13%	Oct-14	I/O	20,000	20,000
Office	NY	11.15%	Sep-13	I/O	18,000	18,000
Hotel	NY	6.85%	Sep-13	I/O	17,000	15,739
Office	IL	5.64%	Jan-15	30 year	16,657	15,720
Multifamily	NY	10.00%	Mar-17	I/O	15,000	14,844
Office	NY	10.00%	Jul-21	I/O	10,000	10,000
Hotel	CA	12.25%	Apr-17	I/O	8,000	8,000
Office	IL	12.25%	Dec-15	I/O	6,500	6,500
Office	NY	10.00%	Dec-14	30 year	5,229	5,229
Office	CA	9.50%	Jun-13	I/O	5,000	4,916
Retail	IN	16.79%	Nov-14	I/O	4,518	4,518
Weighted average coupon		10.05%		Total	$437,540	$429,209
Weighted average coupon		8.68%		Total	$653,554	$630,087

(1) Subject to prior leins.

Results of Operations

Net Income Summary

Our net income for the quarter ended March 31, 2012 was $16.1 million, or $0.21 per share compared to $4.6 million or $0.23 per share for the quarter ended March 31, 2011.  We attribute the increase in net income for the three months ending March 31, 2012 to the purchase of income producing assets from the proceeds of our March 2011 secondary offering.  The table below presents the Consolidated Statements of Operations and Comprehensive Income  for the quarters ended March 31, 2012 and 2011:

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)

	For the Quarter ended March 31, 2012 (unaudited)	For the Quarter ended March 31, 2011 (unaudited)

Net interest income:
Interest income	$23,226	$7,443
Interest expense	(360)	(1,532)
Servicing fee	(115)	(62)
Net interest income	22,751	5,849

Other income:
Miscellaneous fee income	515	-
Leasing income	712	-
Total other income	1,227	-

Other expenses:
Provision for loan losses	2,803	127
Management fee	3,471	680
General and administrative expenses	2,710	480
Amortization Expense	123	-
Depreciation expense	275	-
Total other expenses	9,382	1,287

Net income before income tax	14,596	4,562
Income tax	(1)	(1)
Net income from continuing operations	$14,595	$4,561

Net income from discontinued operations (net of tax expense of $295)	1,522	-

Net Income	$16,117	$4,561
Net income per share-basic and diluted, continuing operations	$0.19	$0.23
Net income per share-basic and diluted, discontinued operations	0.02	-
Net income per share-basic and diluted	$0.21	$0.23
Weighted average number of shares outstanding-basic and diluted	76,620,112	19,953,445

Comprehensive income:
Net income	$16,117	$4,561
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	-	641
Total other comprehensive income (loss)	-	641
Comprehensive income	$16,117	$5,202

Interest Income and Average Earning Asset Yield

We had average earning assets of $689.2 million and $415.5 million for the quarters ended March 31, 2012 and 2011, respectively.  This increase was due to the purchase of additional assets from the proceeds of our March 2011 secondary offering. Our interest income, net of service fees, was $23.1 million and $7.4 million for the quarters ended March 31, 2012 and 2011, respectively, and the yield on our portfolio, excluding cash, was 13.41%  and 7.10% for the quarters ended March 31, 2012 and 2011, respectively. Interest income increased $15.8 million primarily due to the purchase of additional assets at a discount and the accretion income related to refinancings, settlements and maturities of those assets.

Interest Expense and the Cost of Funds

We had average borrowed funds of $31.7 million and $172.6 million and total interest expense of $360 thousand and $1.5 million for the quarters ended March 31, 2012 and 2011, respectively, and our average cost of funds was 4.55% and 3.60% the quarters ended March 31, 2012 and 2011, respectively.  Our interest expense decreased $1.2 million for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 primarily due to the financing of fewer assets and repayment of the TALF debt.

Net Interest Income

Our net interest income, which equals interest income less interest expense and service fees, totaled $22.8 million  and $5.8 million for the quarters ended March 31, 2012 and 2011, respectively.  Our net interest income increased $17.0 million primarily due to the purchase of additional assets at a discount and the accretion income associated with that discount for the quarter ended March 31, 2012, when compared to the quarter ended March 31, 2011.  Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 8.93% and 3.50% for the quarters ended March 31, 2012 and 2011, respectively.  The increase in net interest spread is primarily due accretion income related to refinancing, settlements and accretion to maturity associated with that discount for the quarter ended March 31, 2012 when compared to the quarter ended March 31, 2011.

The table below shows our average earning assets held, total interest income, weighted average yield on average interest earning assets for the period; average balance of interest bearing liabilities, interest expense, weighted average cost of funds for the period; net interest income, and net interest rate spread for the quarter ended March 31, 2012, the year ended December 31, 2011 and for each of the quarters in 2011.

Net Interest Income
(Ratios have been annualized, dollars in thousands)
			Yield on
	Average		Average	Average				Net
	Earning	Interest	Interest	Interest		Average	Net	Interest
	Assets	Earned on	Earning	Bearing	Interest	Cost	Interest	Rate
	Held (1)	Assets (2)	Assets(1)(2)	Liabilities	Expense	of Funds	Income	Spread
For the quarter ended March 31, 2012	$689,210	$23,105	13.41%	$31,656	$360	4.55%	$22,745	8.86%
For the year ended December 31, 2011	$866,731	$105,658	12.19%	$82,836	$2,370	2.86%	$103,288	9.33%
Quarter ended December 31, 2011	$860,842	$41,426	19.25%	$2,113	$75	14.19%	$41,351	5.06%
Quarter ended September 30, 2011	$1,070,659	$43,961	16.42%	$40,000	$21	0.21%	$43,940	16.21%
Quarter ended June 30, 2011	$1,112,767	$12,898	4.64%	$118,965	$742	2.49%	$12,156	2.15%
Quarter ended March 31, 2011	$415,519	$7,380	7.10%	$172,612	$1,532	3.60%	$5,848	3.50%

(1) Excludes cash and cash equivalents.
(2) Net of servicing fees.

Management Fee and General and Administrative Expenses

We paid FIDAC management fees of $3.5 million and $680 thousand for the quarters ended March 31, 2012 and 2011, respectively.  The increase is due primarily to the increase in equity that is the basis of the management fee calculation for the quarter ended March 31, 2012.

General and administrative, or G&A, expenses were $2.7 million and $500 thousand for the quarters ended March 31, 2012 and 2011, respectively.   The increase is primarily attributable to costs associated with taking possession of collateral underlying loans via a deed in lieu of foreclosure during the quarter ended March 31, 2012.

Total expenses, excluding provision for loan losses, depreciation and amortization as a percentage of average total assets were 2.50% and 0.54% for the quarters ended March 31, 2012 and 2011, respectively.  The increase is primarily attributable to costs associated with taking possession of collateral underlying loans via a deed in lieu of foreclosure during the quarter ended March 31, 2012.

Currently, FIDAC has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the quarter ended March 31, 2012, the year ended December 31, 2011 and for each of the quarters in 2011.

Management Fees and G&A Expenses and Operating Expense Ratios
(Ratios have been annualized, dollars in thousands)

	Total Management	Total Management	Total Management
	Fee and G&A	Fee and G&A	Fee and G&A
	Expenses	Expenses/Average	Expenses/Average
		Total Assets	Equity
For the quarter ended March 31, 2012	$6,181	2.50%	2.67%
For the year ended December 31, 2011	$14,169	1.36%	1.57%
For the quarter ended December 31, 2011	$4,829	1.99%	2.10%
For the quarter ended September 30, 2011	$4,221	1.76%	1.86%
For the quarter ended June 30, 2011	$3,959	1.42%	1.80%
For the quarter ended March 31, 2011	$1,160	0.54%	1.73%

Net Income and Return on Average Equity

Our net income was $16.1 million for the quarter ended March 31, 2012 as compared to a net income of $4.6 million for the quarter ended March 31, 2011.  The increase is primarily due to the increase in accretion income and an increase of interest earning assets.  The table below shows our net interest income, fee income, rental income, total expenses, realized gain, each as a percentage of average equity, and the return on average equity for the quarter ended March 31, 2012, the year ended December 31, 2011 and the four quarters of 2011.

Components of Return on Average Equity
(Ratios have been annualized)

	Net					Income from
	Interest	Fee	Rental	Total	Realized	Discontinued	Return
	Income/	Income/	Income/	Expenses(1)/	Gain/	Operations/	on
	Average	Average	Average	Average	Average	Average	Average
	Equity	Equity	Equity	Equity	Equity	Equity	Equity
For the quarter ended March 31, 2012	9.84%	0.22%	0.31%	(4.06%)	0.00%	0.66%	6.97%
For the year ended December 31, 2011	11.45%	0.08%	0.03%	(1.57%)	2.05%	0.00%	12.04%
For the quarter ended December 31, 2011	17.94%	0.22%	0.10%	(2.10%)	1.98%	0.00%	18.14%
For the quarter ended September 30, 2011	19.37%	0.10%	0.00%	(1.86%)	0.00%	0.00%	17.61%
For the quarter ended June 30, 2011	5.51%	0.00%	0.00%	(1.80%)	6.32%	0.00%	10.03%
For the quarter ended March 31, 2011	8.71%	0.00%	0.00%	(1.91%)	0.00%	0.00%	6.80%

(1) Includes provision for loan loss, depreciation and amortization.

Discontinued Operations

We recorded net income from discontinued operations of approximately $1.5 million during the quarter ended March 31, 2012, which represents the net operating results of the hotels acquired during the quarter via deed in lieu of foreclosure.  Net income from discontinued operations is recorded net of tax expense of $295 thousand.

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

We have financed our triple-net lease portfolio with non-recourse financings, which generally limit the recoverability of the loan to the property.  These financings are generally specific to a particular property or secured by a portfolio of our properties.  We anticipate that the loan to value ratio for these financing will be between 40% and 65% and would likely not exceed 80%. We intend to utilize structural leverage through securitizations of commercial real estate loans or CMBS. We will, however, also seek to finance the acquisition of Agency RMBS using repurchase agreements with counterparties, which are recourse to us.  With regard to securitizations or selling the senior portion of the loan, the leverage will depend on the market conditions for structuring such transactions.  We anticipate that leverage for Agency RMBS would be available to us, which would provide for a debt-to-equity ratio in the range of 2:1 to 4:1 and would likely not exceed 8:1.  Based on current market conditions, we expect to operate within the leverage levels described above in the near and long-term.  We can provide no assurance that we will be able to obtain financing on favorable terms, or at all.

Securitizations

We intend to seek to enhance the returns on our commercial mortgage loan investments, especially loan acquisitions, through securitization. If available, we intend to securitize the senior portion, expected to be equivalent to AAA-rated CMBS, while retaining the subordinate securities in our portfolio.

Other Sources of Financing

We have used and expect to continue to use repurchase agreements to finance acquisitions of Agency RMBS with a number of counterparties. In the future, we may also use other sources of financing to fund the acquisition of our targeted assets, including warehouse facilities and other secured and unsecured forms of borrowing. We may also sell the senior portion or A-Note and retain the subordinate or junior position in a B-Note or other subordinate loan.  We may also seek to raise further equity capital or issue debt securities in order to fund our future asset acquisitions.

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

We held cash and cash equivalents of approximately $257.5 million and $202.9 million at March 31, 2012 and December 2011, respectively. The increase is primarily due to the repayment of loans.

Our operating activities provided net cash of approximately $5.7 million and $3.4 million for the quarters ended March 31, 2012 and 2011, respectively, primarily due to an increase in net interest income.

Our investing activities provided net cash of $73.1 million and provided net cash $482 thousand for the quarters ended March 31, 2012 and 2011, respectively, primarily from principal payments on loans.

Our financing activities for the quarter ended March 31, 2012 resulted in the net use of $24.1 million, including $26.8 million paid in dividends to our common shareholders. Our financing activities for the quarter ended March 31, 2011 resulted in the net use of $4.4 million, including $4.0 million paid in dividends to our common shareholders.

At March 31, 2012 and 2011, we had outstanding financing agreements of $19.2 million and $16.6 million, respectively, and had remaining maturities of approximately 5 years.

We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At March 31, 2012 our total recourse debt was approximately $19.2 million which represented a debt-to-equity ratio of approximately 0.02:1 as compared to December 31, 2011 our total debt was approximately $16.6 million which represented a debt-to-equity ratio of approximately 0.02:1.

Stockholders' Equity

Our charter provides that we may issue up to 1,100,000,000 shares of stock, consisting of up to 1,000,000,000 shares of common stock having a par value of $0.01 per share and up to 100,000,000 shares of preferred stock having a par value of $0.01 per share.

On March 28, 2011, we announced the sale of 50,000,000 shares of common stock at $11.50 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $538.4 million.  Concurrently with the sale of these shares Annaly purchased 5,000,000 shares at the same price per share as the public offering, for proceeds of approximately $57.5 million.  These sales settled on April 1, 2011.  On April 5, 2011, the underwriters exercised their option to purchase an additional 3,500,000 shares of common stock at $11.50 per share for estimated proceeds, less the underwriters’ discount and offering expenses, of $38 million.  In total, we raised net proceeds of approximately $634.3 million in these offerings.

There was no preferred stock issued or outstanding as of March 31, 2012.

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

Purchases of Common Stock by Affiliates

In connection with our March 2011 public offering, Annaly purchased 5,000,000 shares at $11.50 per share for estimated proceeds of approximately $57.5 million.  This purchase settled on April 1, 2011.  As of March 31, 2012, Annaly owned approximately 12.4% of our outstanding shares of common stock.

Clearing and Underwriting Fees

We use RCap to clear trades for us and RCap receives customary market-based fees and charges in connection with the provision of such services.  RCap also served as an underwriter in our underwritten public offering that settled in April 2011.  RCap received approximately $215,000 in fees arising from such services.

Contractual Obligations and Commitments

As of March 31, 2012 we financed a portion of our real estate assets with non-recourse loans.  Please see the table below for a summary of our contractual obligations at March 31, 2012 and 2011.

	March 31, 2012
	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)
Loan	$-	$50	$19,100	$-	$19,150
Interest expense on loan	621	1,338	1,310	-	3,269
Total	$621	$1,388	$20,410	$-	$22,419

	December 31, 2011
	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)
Loan	$-	$-	$16,600	$-	$16,600
Interest expense on loan	533	1,162	1,143	-	2,838
Total	$533	$1,162	$17,743	$-	$19,438

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

During the quarter ended March 31, 2012, we declared dividends to common shareholders totaling $20.7 million or $0.27 per share, which were paid on April 26, 2012.

Capital Expenditures

At March 31, 2012, we had no material commitments for capital expenditures.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors. We are subject to interest rate risk in connection with our assets and any related financing obligations. In general, we may finance the acquisition of our targeted assets through financings in the form of borrowings under programs established by the U.S. government, warehouse facilities, bank credit facilities (including term loans and revolving facilities), resecuritizations, securitizations and repurchase agreements. We may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings. Another component of interest rate risk is the effect changes in interest rates will have on the market value of the assets we acquire. We face the risk that the market value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments. We may acquire floating rate mortgage assets. These are assets in which the mortgages are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield may change during any given period. Our borrowing costs pursuant to our financing agreements, however, will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our floating rate mortgage assets would effectively be limited. In addition, floating rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively affect our financial condition, cash flows and results of operations.

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

Interest Rate Effect on Net Interest Income

Our operating results depend, in part, on differences between the income from our investments and our borrowing costs. Most of our warehouse facilities and repurchase agreements would provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR.  The fixed spread varies depending on the type of underlying asset which collateralizes the financing. Accordingly, if a portion of our portfolio consisted of floating interest rate assets that would be match-funded utilizing our expected sources of short-term financing, while our fixed interest rate assets will not be match-funded. During periods of rising interest rates, the borrowing costs associated with our investments could tend to increase while the income earned on our fixed interest rate investments may remain substantially unchanged.  This will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Further, during this portion of the interest rate and credit cycles, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities. Hedging techniques are partly based on assumed levels of prepayments of fixed-rate and hybrid adjustable-rate debt investments. If prepayments are slower or faster than assumed, the life of the debt investments will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.

Interest Rate Effects on Fair Value

Another component of interest rate risk is the effect changes in interest rates have on the fair value of the assets we acquire. We face the risk that the fair value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments. We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data. Different models and methodologies can produce different durations for the same securities.

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

Interest Rate Mismatch Risk

We may fund a portion of our acquisitions of hybrid adjustable-rate mortgages, CMBS and Agency RMBS with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgages , CMBS and Agency RMBS. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above. Our analysis of risks is based on FIDAC's experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this Form 10-Q.

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income, and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2012 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.
	Projected Percentage Change in	Projected Percentage Change in
Change in Interest Rate	Net Interest Income	Portfolio Fair Value
-75 Basis Points	(0.19%)	2.05%
-50 Basis Points	(0.19%)	1.37%
-25 Basis Points	(0.19%)	0.68%
Base Interest Rate	-	-
+25 Basis Points	0.16%	(0.68%)
+50 Basis Points	0.52%	(1.37%)
+75 Basis Points	0.97%	(2.05%)

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

Market Risk

Market Value Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted.

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

Risk Management

To the extent consistent with maintaining our REIT status, we will seek to manage risk exposure to protect our portfolio of commercial mortgage loans, CMBS, commercial real estate related securities, Agency RMBS and related debt against the credit and interest rate risks. We generally seek to manage our risk by:

●
analyzing the borrower profiles, as well as valuation and appraisal data, of the loans we acquire. We expect that FIDAC’s resources include a proprietary portfolio management system, as well as third party software systems;

●	using FIDAC’s proprietary portfolio management system to review our CMBS, Agency RMBS and other commercial real estate-related securities;

●	monitoring and adjusting, if necessary, the reset index and interest rate related to our targeted assets and our financings;

●	attempting to structure our financings agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

●	using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our targeted assets and our borrowings;

●
using securitization financing to lower average cost of funds relative to short-term financing vehicles further allowing us to receive the benefit of attractive terms for an extended period of time in contrast to short term financing and maturity dates of the assets included in the securitization; and

●
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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2012. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially if based on actual prepayment experience.

	Within 3	3-12	1 Year to	Greater than
	Months	Months	3 Years	3 Years	Total
			(dollars in thousands)
Rate sensitive assets, principal balance	$230,478	$-	$129,208	$293,868	$653,554
Cash equivalents	257,490	-	-	-	257,490
Total rate sensitive assets	487,968	-	129,208	293,868	911,044

Rate sensitive liabilities	-	-	-	19,150	19,150

Interest rate sensitivity gap	$487,968	$-	$129,208	$274,718	$891,894

Cumulative rate sensitivity gap	$487,968	$487,968	$617,176	$891,894

Cumulative interest rate sensitivity
gap as a percentage of total rate
sensitive assets	53.56%	53.56%	67.74%	97.90%

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

In our Annual Report on Form 10-K for the year ended December 31, 2011, we disclosed that management has identified a material weakness in our internal controls over the accounting for transactions involving its loan portfolio as of December 31, 2011.  As of December 31, 2011, we did not have effectively designed controls to ensure that interest income was recognized in accordance with GAAP. Specifically, these controls put in place by management did not include reviews by individuals with the appropriate level of expertise of adjustments to the accretion of discounts in connection with refinancing, prepayments, or changes in expected cash flows of loans.  In order to remediate the material weakness in our internal control over financial reporting, we have enhanced the internal review procedures related to our consolidated financial reporting to provide that individuals with the appropriate level of expertise review such items and that such calculations are re-verified using an additional methodology.  We have also expanded our accounting staff.

Other than the change discussed above, there have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial statements.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K. The materialization of any risks and uncertainties identified in our forward looking statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could  result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q or our most recent Annual Report on Form 10-K.

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

*  Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at March 31, 2012 (Unaudited) and December 31, 2011 (Derived from the audited consolidated statement of financial condition at December 31, 2010); (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the quarters ended March 31, 2012 and 2011; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the quarters ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements (Unaudited) for the quarter ended March 31, 2012.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREXUS INVESTMENT CORP.

By:	/s/ Kevin Riordan
Kevin Riordan
Chief Executive Officer and President (Principal Executive Officer)
May 8, 2012

By:	/s/ Daniel Wickey
Daniel Wickey
Chief Financial Officer
May 8, 2012

By:	/s/ Jack DeCicco
Jack DeCicco, CPA
Chief Accounting Officer
May 8, 2012