Form 10-Q
period 2012-06-30
CreXus Investment Corp.
filed 2012-08-08
CIK 1467027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2012

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

Large accelerated filer☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at August 8, 2012
Common Stock, $.01 par value	76,630,528

CREXUS INVESTMENT CORP.
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Statements of Financial Condition at June 30, 2012 (Unaudited) and December 31, 2011 (Derived from the audited financial statements at December 31, 2011)	1

Consolidated Statements of Comprehensive Income for the Quarters and Six Months Ended June 30, 2012 and 2011 (Unaudited)	2

Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	3

Consolidated Statements of Cash Flows for the Quarters and Six Months Ended June 30, 2012 and 2011 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	44

Item 4. Controls and Procedures	49

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	50

Item 6. Exhibits	51

SIGNATURES	52

i

PART I.                      FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	June 30, 2012	December 31, 2011
	(unaudited)	(1)
Assets:
Cash and cash equivalents	$189,128	$202,814
Principal receivable from servicer	11,429	-
Commercial real estate loans net of allowance for loan losses ($0 and $369, respectively)
Senior	123,845	374,348
Subordinate	38,720	71,517
Mezzanine	513,913	306,936
Real estate held for sale	44,071	-
Investment in real estate, net	34,196	33,196
Intangible assets, net	5,306	-
Rents receivable	154	32
Accrued interest receivable	4,140	2,608
Other assets	2,527	1,420
Total assets	$967,429	$992,871

Liabilities:
Mortgages payable	$19,150	$16,600
Participation sold (non-recourse)	-	14,755
Accrued interest payable	-	6
Accounts payable and other liabilities	5,809	4,048
Dividends payable	20,692	26,817
Intangible liabilities, net	1,969	-
Investment management fees payable to affiliate	3,426	3,488
Total liabilities	51,046	65,714

Stockholders' Equity:
Common stock, par value $0.01 per share, 1,000,000,000
authorized, 76,630,528 and 76,620,112 shares issued and outstanding, respectively	766	766
Additional paid-in-capital	890,862	890,757
Accumulated earnings	24,755	35,634
Total stockholders' equity	916,383	927,157
Total liabilities and stockholders' equity	$967,429	$992,871

(1) Derived from the audited financial statements at December 31, 2011.
See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net interest income:
Interest income	$17,678	$13,055	$40,904	$20,498
Interest expense	(310)	(742)	(670)	(2,274)
Servicing fees	(114)	(154)	(229)	(217)
Net interest income	17,254	12,159	40,005	18,007

Other income:
Realized loss on sale of loan	(525)	-	(525)	-
Realized gains on sales of investments	-	13,925	-	13,925
Miscellaneous fee income	127	-	642	-
Rental income	811	-	1,523	-
Total other income	413	13,925	1,640	13,925

Other expenses:
Provision for loan losses, net	-	-	2,803	127
Management fee	3,426	3,345	6,897	4,024
General and administrative expenses	1,180	614	3,890	1,093
Amortization expense	106	-	229	-
Depreciation expense	270	-	545	-
Total other expenses	4,982	3,959	14,364	5,244

Income before income tax	12,685	22,125	27,281	26,688
Income tax	32	-	33	1
Net income from continuing operations	$12,653	$22,125	$27,248	$26,687

Net (loss) income from discontinued operations (net of tax expense of $1,564, $0, $1,859 and $0, respectively)	(46)	-	1,476	-
Gain on sale from discontinued operations	1,774	-	1,774	-

Net Income	$14,381	$22,125	$30,498	$26,687

Net income per share-basic and diluted, continuing operations	$0.17	$0.29	$0.36	$0.55
Net income per share-basic and diluted, discontinued operations	-	-	0.02	-
Net income per share-basic and diluted, gain on sale from discontinued operations	0.02	-	0.02	-
Net income per share-basic and diluted	$0.19	$0.29	$0.40	$0.55
Dividend declared per share of common stock	$0.27	$0.25	$0.54	$0.48
Weighted average number of shares outstanding-basic and diluted	76,624,462	76,466,266	76,622,287	48,365,968
Comprehensive income:
Net income	$14,381	$22,125	$30,498	$26,687
Other comprehensive income:
Unrealized gains on securities available-for-sale	-	5,557	-	6,198
Reclassification adjustment for realized gains included in net income	-	(13,925)	-	(13,925)
Total other comprehensive income	-	(8,368)	-	(7,727)
Comprehensive income	$14,381	$13,757	$30,498	$18,960

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)

			Accumulated
	Common	Additional	Other
	Stock Par	Paid-in	Comprehensive	Accumulated
	Value	Capital	Income	Earnings	Total
Balance, December 31, 2010	$181	$257,014	$10,475	$365	$268,035
Net income	-	-	-	26,687	26,687
Other comprehensive income	-	-	(7,727)	-	(7,727)
Net proceeds from common stock
offering, with affiliates	50	57,450	-	-	57,500
Net proceeds from common stock					-
follow-on offerings	535	576,277	-	-	576,812
Common dividends declared, $0.48 per share	-	-	-	(23,323)	(23,323)
Balance, June 30, 2011	$766	$890,741	$2,748	$3,729	$897,984

Balance, December 31, 2011	$766	$890,757	$-	$35,634	$927,157
Net income	-	-	-	30,498	30,498
Restricted stock grants	-	105	-	-	105
Common dividends declared, $0.54 per share	-	-	-	(41,377)	(41,377)
Balance, June 30, 2012	$766	$890,862	$-	$24,755	$916,383

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Quarter ended		For the Six Months ended
	June 30, 2012 (unaudited)	June 30, 2011 (unaudited)	June 30, 2012 (unaudited)	June 30, 2011 (unaudited)

Cash Flows From Operating Activities:
Net income	$14,381	$22,125	$30,498	$26,687
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of investment premiums and discounts	(2,626)	(1,094)	(13,692)	(1,217)
Realized gain on sale of investments	(1,774)	(13,925)	(1,774)	(13,925)
Realized loss on sale of loan	525	-	525	-
Provision for loan losses, net	-	-	2,803	127
Unrealized loss on interest rate swap	40	-	81	-
Restricted stock grants	105	-	105	-
Amortization expense	106	-	229	-
Depreciation expense	270	-	545	-
Changes in operating assets:
Decrease (increase) in accrued interest receivable	(631)	(190)	(1,532)	(726)
Decrease (increase) in principal receivable from servicer	(11,429)	-	(11,429)	-
Decrease (increase) in other assets	1,012	4,300	(1,148)	1,259
Decrease (increase) in straight-line rent	(66)	-	(121)	-
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	1,184	(2,191)	1,632	201
Increase (decrease) in investment management fee payable to affiliate	(45)	2,665	(63)	2,695
Increase (decrease) in accrued interest payable	(48)	(293)	(6)	(272)
Net cash provided by (used in) operating activities	1,004	11,397	6,653	14,829
Cash Flows From Investing Activities:
Mortgage-backed securities portfolio:
Purchases	-	(209,923)	-	(209,923)
Sales	-	214,771	-	214,771
Principal payments	-	15,026	-	15,309
Loans and preferred equity held for investment portfolio:
Purchases net of discount/loan originations	(150,000)	(545,304)	(266,077)	(545,304)
Sales	49,475	-	49,475	-
Principal payments	56,236	16,359	250,513	16,558
Real estate portfolio:
Purchases of real estate	-	-	(5,050)	-
Sales	10,508	-	10,508	-
Net cash provided by (used in) investing activities	(33,781)	(509,071)	39,369	(508,589)
Cash Flows From Financing Activities:
Net proceeds (expense) from common stock offerings	-	576,812	-	576,812
Net proceeds from common stock offering with affiliates	-	57,500	-	57,500
Proceeds from repurchase agreements	-	46,550	-	46,550
Proceeds from collateralized mortgage borrowings	-	-	2,550	-
Payments on structured financing	(14,898)	-	(14,898)	-
Payments on secured financing	-	(172,469)	-	(172,837)
Proceeds from secured financing	-	-	144	-
Dividends paid	(20,687)	(4,168)	(47,504)	(8,154)
Net cash (used in) provided by financing activities	(35,585)	504,225	(59,708)	499,871
Net increase (decrease) in cash and cash equivalents	(68,362)	6,551	(13,686)	6,111
Cash and cash equivalents at beginning of period	257,490	30,579	202,814	31,019
Cash and cash equivalents at end of period	$189,128	$37,130	$189,128	$37,130
Supplemental disclosure of cash flow information:
Interest paid	$393	$1,034	$698	$1,756
Taxes paid	$1,596	$1	$1,597	$1
Non cash investing activities:
Reclassification of loans to real estate upon deed in lieu of foreclosure	-	$-	$52,800	-
Rate and term financing	$30,000	$-	$45,000	-
Net change in unrealized losses on available-for-sale securities	$-	(8,368)	$-	$(7,727)
Non cash financing activities:
Common dividends declared, not yet paid	$20,692	$19,155	$20,692	$19,155

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
 (unaudited)

1.   Organization

CreXus Investment Corp. (the “Company”) was organized in Maryland on January 23, 2008.  The Company commenced operations on September 22, 2009 upon completion of its initial public offering.  The Company, directly or through its subsidiaries, acquires, manages and finances an investment portfolio of commercial real estate loans and other commercial real estate debt, commercial real property, commercial mortgage-backed securities (“CMBS”), other commercial real estate-related assets and Agency residential mortgage-backed securities (“Agency RMBS”) and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  As a REIT, the Company will generally not be subject to U.S. federal or state corporate taxes on its income to the extent that qualifying distributions are made to stockholders and the REIT requirements, including certain asset, income, distribution and stock ownership tests are met. The Company’s wholly-owned subsidiaries, CreXus S Holdings LLC, CreXus S Holdings (Grand Cayman) LLC, CreXus F Asset Holdings LLC, CHPHC Holding Company LLC, CHPHC Hotel I LLC, CHPHC Hotel II LLC, CHPHC Hotel III LLC, CHPHC Hotel IV LLC, CHPHC Hotel V LLC, CHPHC Hotel VI LLC, CHPHC Hotel VII LLC, CHPHC Hotel VIII LLC, CHPHC Hotel IX LLC, CHPHC Hotel X LLC, CHPHC Hotel XI LLC, CHPHC Hotel XII LLC, Crexus Net Lease Holdings LLC, Crexus AZ Holdings 1 LLC, Crexus NV Holdings 1 LLC, and CreXus TALF Holdings, LLC (collectively, the “Subsidiaries”), are qualified REIT subsidiaries.  The Company’s wholly-owned subsidiary, CreXus S Holdings (Holding Co) LLC, is a taxable REIT subsidiary.  Annaly Capital Management, Inc. (“Annaly”) owns approximately 12.4% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

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

The Company holds its Agency RMBS as available-for-sale, records investments at estimated fair value, and includes unrealized gains and losses in other comprehensive income (loss) in the consolidated statements of comprehensive income. From time to time, as part of the overall management of its portfolio, the Company may sell certain of its Agency RMBS investments and recognize a realized gain or loss as a component of earnings in the consolidated statement of comprehensive income utilizing the specific identification method.

Interest income on Agency RMBS is computed on the remaining principal balance of the investment security.  Premium or discount amortization/accretion on Agency RMBS is recognized over the estimated life of the investment using the effective interest method.   Changes to the Company’s assumptions subsequent to the purchase date may increase or decrease the amortization/accretion of premiums and discounts which affects interest income. Changes to assumptions that decrease expected future cash flows may result in an other-than-temporary impairment (“OTTI”).   At June 30, 2012, the Company did not own any Agency RMBS.

If at the valuation date, the fair value of an investment security is less than its amortized cost, the Company will analyze the investment security for OTTI.  Management will evaluate the Company’s CMBS and RMBS for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration will be given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the intent of the Company to sell the investment prior to recovery in fair value (3) whether the Company will more likely than not be required to sell the investment before the expected recovery, and (4) the expected future cash flows of the investment in relation to its amortized cost.  If a credit portion of OTTI exists, the cost basis of the security is written down to the then-current fair value, and the related credit portion of unrealized loss is transferred from accumulated other comprehensive income (loss) as an immediate reduction of current earnings.  At June 30, 2012, the Company did not own any CMBS.

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

(e) Held for Investment - Preferred Equity Interests

Preferred equity interests are designated as held for investment and are carried at their principal balance outstanding, plus any premiums or less any discounts which are amortized or accreted over its estimated life, less estimated allowances for losses.  At June 30, 2012, the Company did not own any preferred equity interests.

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

The Company follows the acquisition method of accounting for acquisitions of operating real estate held for investment, where the purchase price of operating real estate is allocated to tangible assets such as land, building, site improvements and other identified intangibles such as above/below market and in-place leases.

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

                Investments in real estate, including REO, which have met the criteria to be classified as held for sale, are separately presented in the consolidated statements of financial condition. Such operating real estate is reported at the lower of its carrying value or its estimated fair value less the cost to sell. Once a property is determined to be held for sale, depreciation is no longer recorded. In addition, the results of operations are reclassified to income (loss) from discontinued operations in the consolidated statements of comprehensive income.

The Company's real estate portfolio (REO and real estate held for investment) is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if the Company's estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  The Company has not recorded any impairment on real estate for the quarter and six months ended June 30, 2012.

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

The following summarizes identified intangibles as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	(dollars in thousands)
	Intangible Assets Above-market Leases	Intangible Assets In-place Leases	Intangible Liabilities Below-market Leases	Intangible Assets Above-market Leases	Intangible Assets In-place Leases	Intangible Liabilities Below-market Leases
Gross amount	$-	$5,535	$(2,030)	$-	$-	$-
Accumulated amortization	-	(229)	61	-	-	-
Total	$-	$5,306	$(1,969)	$-	$-	$-

The Company recorded amortization of acquired below-market leases of $45 thousand, and $0 for the quarters ended June 30, 2012 and 2011, respectively.  Amortization of other intangible assets was $106 thousand, and $0 for the quarters ended June 30, 2012 and 2011, respectively.

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

Fees received relating to origination of loans are included in “Other Assets” on the Company’s Consolidated Statements of Financial Condition and are amortized into “Miscellaneous fee income” over the life of the loan.

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

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (ASC 740), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of June 30, 2012.

The Company files tax returns in several U.S. jurisdictions, including New York State, and New York City.  The 2008 through 2010 tax years remain open to U.S. federal, state and local examinations.  As of June 30, 2012, the Company’s 2011 tax returns have not been filed.

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

(m) Derivatives

The Company uses derivative instruments primarily to manage interest rate risk exposure and such derivatives are not considered speculative.  The Company has one interest rate swap outstanding which has not been designated as a hedging instrument for accounting purposes.  Changes in the fair value of the interest rate swap are recorded in the Statements of Comprehensive Income.

(n) Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

(o) Recent Accounting Pronouncements

Presentation

Comprehensive Income (Topic 220)

In June 2011, FASB released ASU 2011-05 Comprehensive Income: Presentation of Comprehensive Income, which attempts to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (“OCI”).  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of net income and comprehensive income or two separate consecutive statements.  Either presentation requires the presentation on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statements.  There is no change in what must be reported in OCI or when an item of OCI must be reclassified to net income.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  This update resulted in additional disclosure, but had no significant effect on the Company’s consolidated financial statements.  On December 23, 2011, the FASB issued ASU 2011-12, Comprehensive Income: Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income In ASU No. 2011-05, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated OCI.  This was done to allow the FASB time to re-deliberate the presentation on the face of the financial statements the effects of reclassifications out of accumulated OCI on the components of net income and OCI.  No other requirements under ASU 2011-05 are affected by ASU 2011-12.  During June 2012, the FASB tentatively decided not to require presentation of reclassification adjustments out of accumulated other comprehensive income on the face of the financial statements and to propose new disclosures instead.  The Company adopted ASU 2011-05 on January 1, 2012.

Assets

Receivables (ASC 310)

In April 2011, the FASB issued Accounting Standards Update 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, or ASU 2011-02. ASU 2011-02 primarily clarifies when creditors should classify loan modifications as troubled debt restructurings and provides examples and factors to be considered. Loan modifications which are considered troubled debt restructurings could result in additional disclosure requirements and could impact the related provision for loan losses. ASU 2011-02 is effective for the first interim or annual period beginning after June 15, 2011, with retrospective application to the beginning of the year. The adoption of ASU 2011-02 did not have a material impact on the consolidated financial statements.

Property, Plant, and Equipment (Topic 360)

In December 2011, the FASB released ASU 2011-10, Derecognition of in Substance Real Estate—a Scope Clarification.  The amendments in ASU 2011-20 provide that when a parent (reporting entity) ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt.  ASU 2011-10 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2012.  The adoption of ASU 2011-10 is not expected to have a significant impact on the consolidated financial statements.

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

Financial Services – Investment Companies (Topic 946)

In October 2011, the FASB issued proposed ASU 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements, which would amend the criteria in Topic 946 for determining whether an entity qualifies as an investment company.  As proposed, this ASU would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for Real Estate Investment Trusts from this topic.  If promulgated in its current form, this proposal may result in a material modification to the presentation of the Company’s consolidated financial statements.  The Company is monitoring developments related to this proposal and is evaluating the effects it would have on the Company’s consolidated financial statements.

3. Cash and Cash Equivalents

The Company had $189.1 million and $202.8 million of cash equivalents held at an independent national banking institution at June 30, 2012 and December 31, 2011, respectively, and earned $6 thousand and $12 thousand in interest income on the Company’s cash balances for the quarters ended June 30, 2012 and December 31, 2011, respectively.

4.  Commercial Mortgage Loans Held for Investment

The following table represent the Company's commercial mortgage loans classified as held for investment at June 30, 2012 and December 31, 2011, which are carried at their principal balance outstanding less an allowance for loan losses:

	June 30, 2012			December 31, 2011

			Percentage			Percentage
	Outstanding	Carrying	of Loan	Outstanding	Carrying	of Loan
	Principal	Value	Portfolio	Principal	Value	Portfolio
	(dollars in thousands)
First mortgages	$138,595	$123,845	19.9%	$439,795	$374,348	52.5%
Subordinate notes	41,576	38,720	6.0%	79,279	71,517	9.5%
Mezzanine loans	517,146	513,913	74.1%	317,915	306,936	38.0%
Total	$697,317	$676,478	100.0%	$836,989	$752,801	100.0%

The following table represents a summary of the changes in the carrying value of the Company’s commercial mortgage loans held for investment for the six months ended June 30, 2012 and June 30, 2011, respectively:

	June 30, 2012				June 30, 2011
	First	Subordinate	Mezzanine		First	Subordinated	Mezzanine
	Mortgages	Notes	Loans	Total	Mortgages	Notes	Loans	Total
	(dollars in thousands)
Beginning principal balance, net of allowance for loan losses	$439,712	$79,208	$317,697	$836,617	$38,152	$42,007	$95,109	$175,268
Purchases, principal balance	-	8,501	260,600	269,101	473,406	65,738	151,611	$690,755
Remaining discount	(14,746)	(2,856)	(3,234)	(20,836)	(124,631)	(14,631)	(12,474)	$(151,736)
Principal payments	(185,112)	(15,032)	(50,369)	(250,513)	(2,418)	(242)	(13,898)	$(16,558)
Principal write-off	(31,493)	(6,405)	(10,999)	(48,897)	-	-	-	-
Sales and transfers to real estate held for sale	(84,595)	(24,768)	-	(109,363)	-	-	-	-
	123,766	38,648	513,695	676,109	384,509	92,872	220,348	697,729
(Allowance) recovery for loan losses	79	72	218	369	(40)	(28)	(44)	(112)
Commercial mortgage loans held for investment	$123,845	$38,720	$513,913	$676,478	$384,469	$92,844	$220,304	$697,617

At June 30, 2012 the Company had one loan that was to be accounted for pursuant to ASC Subtopic 310-30.  This loan was originally recorded at cost, which approximated fair value at the time of purchase.  The principal balance at June 30, 2012 was $43.4 million.  At December 31, 2011 the principal balance of loans recorded under Subtopic ASC 310-30 was $315.6 million.

The following table presents the accretable yield, or the amount of discount estimated to be realized over the life of the loans and the carrying value, for the Company’s commercial mortgage loan portfolio for the six months ended June 30, 2012 and June 30, 2011, respectively, which were accounted for pursuant to ASC Subtopic 310-30:

	Accretable Yield
	June 30, 2012		June 30, 2011
	Accretable Yield	Carrying Value of the Loans	Accretable Yield	Carrying Value of the Loans
	(dollars in thousands)
Beginning balance	$13,259	$257,065	$-	$-
Additions	-	-	50,581	296,949
Accretion	(8,114)	8,114	(199)	199
Collections	-	(169,000)	-	(721)
Disposition/transfers	(1,126)	(53,865)	-	-
Decrease in cashflow estimates	(2,933)	-	-	-
Reclassifications from nonaccretable
difference	-	-	-	-
Ending balance	$1,086	$42,314	$50,382	$296,427

The following table summarizes the changes in the allowance for loan losses for the commercial mortgage loan portfolio for the six months ended June 30, 2012 and June 30, 2011, respectively.  There was no provision for loan losses at June 30, 2012.

	June 30, 2012	June 30, 2011
	(dollars in thousands)

Balance, beginning of period	$369	$224
Reversal	(369)
Provision for loan loss	3,172	112
Charge-offs	(3,172)	-

Balance, end of period	$-	$336

The following tables present certain characteristics of the Company’s commercial mortgage loan portfolio as of June 30, 2012 and December 31, 2011, respectively.

June 30, 2012
Geographic Distribution			Property
Top 5 States	Remaining Balance	% of Loans (1)	Count
	(dollars in thousands)
Texas	$108,338	15.5%	103
California	92,918	13.3%	72
Illinois	86,078	12.3%	96
New York	77,296	11.1%	8
Georgia	56,341	8.1%	50

December 31, 2011
Geographic Distribution			Property
Top 5 States	Remaining Balance	% of Loans (1)	Count
	(dollars in thousands)
New York	$215,337	25.7%	25
California	195,401	23.3%	83
Texas	79,717	9.5%	59
Georgia	68,060	8.1%	6
Illinois	54,512	6.5%	75

(1) Percentages based on remaining principal balance of the debt portfolio of $697 and $836 million for June 30, 2012 and December 31, 2011, respectively.

June 30, 2012

Property Type	Number of Assets	Outstanding Principal	% of Total
	(dollars in thousands)
Retail	7	246,981	35%
Office	9	221,388	32%
Hotel	6	160,499	23%
Industrial	1	50,000	7%
Condominium	2	18,449	3%
Total	25	$697,317	100%

December 31, 2011

Property Type	Number of Assets	Outstanding Principal	% of Total
	(dollars in thousands)
Hotel	9	$343,606	41%
Office	14	174,621	21%
Retail	6	160,662	19%
Multi-family	2	132,000	16%
Condominium	2	26,100	3%
Total	33	$836,989	100%

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses.  Based on this analysis, the Company determined that no loan loss provision is necessary as of the quarter ended June 30, 2012. At December 31, 2011 the Company had an allowance for loan losses of approximately $369 thousand.   At June 30, 2012, one loan was designated as Watch List.

The following tables presents the loan type and internal rating for the loans as of June 30, 2012 and December 31, 2011.

June 30, 2012
		Percentage	Internal Ratings
	Outstanding	of Loan	Performing	Watch List	Workout
Investment type	Principal	Portfolio	Loans	Loans	Loans
	(dollars in thousands)
First mortgages	$138,595	19.9%	$125,622	$12,973	$-
Subordinate notes	41,576	6.0%	41,576	-	-
Mezzanine loans	517,146	74.1%	517,146	-	-
	$697,317	100.0%	$684,344	$12,973	$-

December 31, 2011
		Percentage	Internal Ratings
	Outstanding	of Loan	Performing	Watch List	Workout
Investment type	Principal	Portfolio	Loans	Loans	Loans
	(dollars in thousands)
First mortgages	$439,795	52.5%	$398,815	$-	$40,980
Subordinate notes	79,279	9.5%	56,608	-	22,671
Mezzanine loans	317,915	38.0%	317,915	-	-
	$836,989	100.0%	$773,338	$-	$63,651

5. Investment in Real Estate, Net and Real Estate Held for Sale

At June 30, 2012 and December 31, 2011, investment in real estate, net consists of the following:

	As of
	June 30, 2012	December 31, 2011
	(dollars in thousands)

Land	$7,490	$7,289
Buildings and improvements	27,306	25,961
Subtotal	34,796	33,250
Less: Accumulated depreciation	(600)	(54)
Investments in real estate, net	$34,196	$33,196

For the quarters ended June 30, 2012 and June 30, 2011 depreciation expense was $270 thousand, and $0, respectively.  For the six months ended June 30, 2012 and 2011 depreciation expense was $545 thousand and $0, respectively.

Real Estate Acquisitions

For the six months ended June 30, 2012 the Company finalized the purchase price allocation related to the following real estate acquisitions:

Date of acquisition	Type	Location	Purchase Price
			(dollars in thousands)
November 2011	Warehouse/distribution center	Phoenix, AZ	$33,250
February 2012	Warehouse	Las Vegas, NV	5,050
			$38,300

The Company has estimated the fair value of the assets and liabilities at the date of acquisition.  The allocation of the purchase price for the warehouse/distribution center in Phoenix was finalized during the quarter ended March 31, 2012 and resulted in the Company recording $5.2 million in intangible assets and $1.6 million of intangible liabilities.  In connection with the acquisition during the quarter ended March 31, 2012, the Company recorded $318 thousand in intangible assets and $421 thousand of intangible liabilities.  The Company did not acquire real estate during the quarter ended June 30, 2012.

The supplemental unaudited pro forma financial information set forth below is based upon the Company's historical consolidated statements of comprehensive income  for the six months ended June 30, 2012, and 2011, adjusted to give effect to the above transactions as of January 1, 2011.

	Business Combinations Actual		Pro Forma Consolidated
	For the quarter ended	For the six months ended	For the quarter ended		For the six months ended
	June 30, 2012	June 30, 2012	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(dollars in thousands, except per share data)
Revenues	$811	$1,523	$17,667	$26,688	$41,717	$33,140
Net income	$189	$316	$14,381	$22,353	$30,521	$27,072
Net income per common share - basic/diluted	$0.00	$0.00	$0.19	$0.29	$0.40	$0.56

The supplemental pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred January 1, 2011, nor does it purport to represent the results of future operations.

For the six months ended June 30, 2012, the Company acquired the following real estate in connection with a deed-in-lieu of foreclosure (amounts in thousands):

Date	Type	Location	Carrying Value of Loan at Time of REO
			(dollars in thousands)
February 2012	Hotels	Various	$55,973
Total			$55,973

Real estate acquired during the six months ended June 30, 2012 is classified as assets held for sale as of June 30, 2012, and is unencumbered by contractual debt obligations. The working capital related to assets classified as held for sale are comprised of $6.3 million in current assets and $4.0 million in current liabilities as of June 30, 2012.  The net working capital of $2.3 million is included in other assets on the consolidated statement of financial condition.  The Company had no assets classified as held for sale at December 31, 2011.  During the six months ended June 30, 2012, the Company recognized a $3.2 million provision for loan loss in connection with taking possession of the collateral underlying loans via a deed in lieu of foreclosure.

Discontinued Operations

The following table summarizes income from discontinued operations, income from the operations of the properties held for sale, for the quarter and six months ended June 30, 2012.  The Company had no discontinued operations for the quarter ended June 30, 2011:

	Quarter ended June 30, 2012	Six months ended June 30, 2012
Revenue:	(dollars in thousands)
Operating income	$6,695	$13,374
Total Revenue	6,695	13,374

Expenses:
Property operating expenses	$5,177	10,039
Total Expenses	$5,177	$10,039

Pretax earnings	$1,518	$3,335

Income tax	1,564	1,859

Total (loss) income from discontinued operations	$(46)	$1,476

Disposition of Assets held for sale

During the quarter ended June 30, 2012, the Company sold two hotels for net proceeds of approximately $10.5 million.  The sales transactions resulted in pre-tax gains approximating $1.8 million for the quarter ended June 30, 2012, which are recorded as a gain on sale from discontinued operations.  No sales occurred during the quarter and six months ended June 30, 2011.

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

The following describes the methodologies utilized by the Company to estimate the fair value of its financial instruments by instrument class.

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

Interest Rate Swaps

Interest rate swaps are valued using internal pricing and verified with third party quotes.  The Company incorporates common market pricing methods, including a spread measurement to the Treasury curve in its estimates of fair value.  Management ensures that current market conditions are reflected in its estimates of fair value.

The Company's financial assets and liabilities carried at fair value on a recurring basis are as follows:

	June 30, 2012
	Level 1	Level 2	Level 3
	(dollars in thousands)
Liabilities:
Interest Rate Swap	$-	$81	$-

The Company had no financial assets or liabilities carried at fair value on a recurring basis at December 31, 2011.

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

Commercial mortgage loan assets totaled $676.5 million and $752.8 million at June 30, 2012 and December 31, 2011, respectively.  These loans are held for investment and are recorded at amortized cost less an allowance for loan losses. The estimated fair value of these loans is $696.8 million for the quarter ended June 30, 2012.  Such estimates take into consideration expected changes in interest rates and changes in the underlying collateral cash flows.  Mortgage loans that have variable rate provisions are based upon a spread over LIBOR and are considered to approximate fair value.  The fair value of fixed rate commercial mortgage loans is based on contractual cash flows and expected changes in the yield curve.

The carrying value of participations sold is based on the loan’s amortized cost.  The fair value of participations sold is based on the fair value of the underlying related commercial loan.

Mortgages payable totaled $19.2 million at June 30, 2012.  The carrying value of the Company’s mortgage loans are considered to approximate their fair value as a result of the recent issuance of the debt obligations.

Real estate held for sale totaled $44.1 million at June 30, 2012 and is recorded at its estimated fair value less costs to sell (considered to be Level 3 in the fair value hierarchy).  The estimated fair value is based on the property's future discounted cash flows to be generated using discount rates ranging from 12% to 13.5% or sales comparables. Estimates of fair value take into consideration U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors.

Transfers in and out of Level 3 for the six months ended June 30, 2012 and the year ended December 31, 2011 totaled $52.8 million and $0, respectively, and relate to real estate held for sale.

The following table summarizes the estimated fair value for all financial assets and liabilities as of June 30, 2012 and December 31, 2011.

		June 30, 2012		December 31, 2011
		Carrying Value	Fair Value	Carrying Value	Fair Value
	Level in Fair Value Hierarchy	(dollars in thousands)
Financial assets:
Cash and cash equivalents(1)	1	$189,128	$189,128	$202,814	$202,814
Commercial real estate loans:
Senior	3	123,845	128,742	374,348	379,877
Subordinate	3	38,720	42,546	71,517	76,115
Mezzanine	3	513,913	525,485	306,936	316,157

Financial liabilities:
Mortgage payable	2	19,150	19,150	16,600	16,600
Interest rate swap liability	2	81	81	-	-

(1) Carrying value approximates fair value due to the short-term maturities of these items.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

7.  Income Taxes

For the period ended June 30, 2012 the Company is qualified to be taxed as a REIT.  As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements including certain asset, income and stock ownership tests. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.  It is assumed that the Company will retain its REIT status by complying with the REIT regulations and its distribution policy in the future. The state and city tax jurisdictions for which the Company is subject to tax filing obligations recognize the Company’s status as a REIT.  In December of 2011, the Company created a taxable REIT subsidiary (TRS) to hold those assets which represent non-qualified REIT assets.

During the quarter ended June 30, 2012, the Company recorded estimated federal and state income tax expense related to earnings of its TRS in the amount of $1.6 million and is primarily attributable to income from discontinued operations and gain on sale of hotels.

The Company files tax returns in several U.S. jurisdictions, including New York State and New York City.  The 2008 through 2010 tax years remain open to U.S. federal, state and local tax examinations.  As of June 30, 2012, the Company’s 2011 tax returns have not been filed.

8.  Common Stock

During the quarter ended June 30, 2012, the Company declared dividends to common shareholders totaling $20.7 million or $0.27 per share which was paid to shareholders on July 26, 2012.  During the quarter ended June 30, 2011, the Company declared dividends to common shareholders totaling $19.2 million or $0.25 per share.

During the six months ended June 30, 2012, the Company declared dividends to common shareholders totaling $41.4 million or $0.54 per share of which $20.7 million or $0.27 per share was paid to shareholders on July 26, 2012.  During the six months ended June 30, 2011, the Company declared dividends to common shareholders totaling $23.3 million or $0.48 per average share of which $19.2 or $0.25 per share was paid to shareholders on July 28, 2011.

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

10.  Debt Obligations

The Company has two first mortgages outstanding with aggregate principal balances as of June 30, 2012 and December 31, 2011 as follows:

			Outstanding Balance
Maturity	Type	Fixed interest rate/spread over 1 Month LIBOR (1)	June 30, 2012	December 31, 2011
			(dollars in thousands)
2016	Fixed	3.50	$16,600	$16,600
2017 (2)	Variable	2.24	2,550	-
			$19,150	$16,600

(1) Applicable for variable rate loans
(2) The Company has entered into an interest rate swap to hedge against increases in interest rates. Refer to footnote 14 for more detail.

Interest expense relating to the mortgages payable, including amortized mortgage costs and the effect of the swap associated with one loan, for the six months ended June 30, 2012 and 2011 was $394 thousand and $0, respectively.

11.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, a wholly owned subsidiary of Annaly, which provides for an initial term through December 31, 2013 with an automatic one year extension option and is subject to certain termination rights.  The Company pays FIDAC a quarterly management fee equal to 1.50% per annum of its stockholders’ equity which is the sum of net proceeds from any issuance of the Company’s equity securities since inception, consolidated retained earnings (excluding non-cash equity compensation), any amount the Company pays for repurchases of its common stock, and less any unrealized gains, or losses or other items that do not affect realized income, as adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash charges of the Company.  Management fees accrued and subsequently paid to FIDAC were $3.4 million and $3.3 million for the quarters ended June 30, 2012 and 2011, respectively.

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

As of June 30, 2012 Annaly owned approximately 12.4% of the Company’s outstanding shares as an equity investment.

The Company uses RCap Securities, Inc. (“RCap”), a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to settle trades.  RCap receives customary, market-based fees and charges in return for such services.

12.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of June 30, 2012 and 2011.

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

13.  Participations Sold

Participations sold represent interests in loans that we purchased and subsequently sold to third-parties. We present these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated statements of financial condition, and an equivalent amount of interest income and interest expense is recorded on our consolidated statements of comprehensive income. However, impaired loan assets must be reduced through the provision for loans losses while the associated non-recourse liability cannot be reduced until the participation has been contractually extinguished.  This can result in a difference between the loan participations sold asset and liability.  We have no economic exposure to these liabilities.

The loan related to the participation sold was repaid during the quarter ended June 30, 2012.  The following table describes our participations sold assets and liabilities as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Participations sold assets
Gross carrying value	$-	$14,755
Less: Provision for loan losses	-	-
Net book value of assets	$-	$14,755

Liabilities
Net book value of liabilities	$-	$14,755
Net impact to shareholders' equity	$-	$-

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

As of June 30, 2012, the Company had one interest rate swap outstanding which has not been designated as a hedging instrument for accounting purposes.  As of December 31, 2011, the Company had no interest rate swaps outstanding.

The following table presents the fair value of the Company's derivative instrument as well as its classification on the consolidated statements of financial condition and the consolidated statement of comprehensive income as of June 30, 2012:

	Location in Consolidated Statements of Financial Condition	Location in Consolidated Statements of Operations and Comprehensive Income (Loss)	Notional Amount	Fair Value Net Asset (Liability)	Interest Income (Expense) on Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
June 30, 2012	Accounts payable and other liabilities	Interest Expense	2,550	(81)	-	(81)

The Company's counterparties held no cash margin as collateral against the Company's derivative contracts as of June 30, 2012 and December 31, 2011.

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

15. Stockholders' Equity

Earnings Per Share

Earnings per share for the three and six months ended June 30, 2012 and 2011, respectively, is computed as follows:

	Quarter ended June 30, 2012	Quarter ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
	(dollars in thousands)		(dollars in thousands)
Numerator:
Net income	$14,381	$22,125	$30,498	$26,687
Effect of dilutive securities:	-	-	-	-
Dilutive net income available to stockholders	$14,381	$22,125	$30,498	$26,687

Denominator:
Average shares available to common stockholders	76,624,462	76,466,266	76,622,287	48,365,968
Weighted Average Dilutive Shares	-	-	-	-
Net income per average share attributable to common stockholders - Basic/Diluted	$0.19	$0.29	$0.40	$0.55

16. Segment Reporting

ASC 280, Segment Reporting (ASC 280),  establishes the manner in which public entities report information about operating segments in annual and interim financial reports issued to shareholders.  ASC 280 defines a segment as a component of an enterprise about which separate financial information is available and that is evaluated regularly to allocate resources and assess performance. The Company conducts its business through two segments: debt investments and investment in real estate. For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.  The quarter ended December 31, 2011 is the first quarter the Company was required to report more than one segment due to the purchase of two warehouse and distribution facilities in Arizona.  Below are the operating results for the quarters and six months ended June 30, 2012 and 2011, respectively.

	For the Quarter Ended June 30, 2012

	Corporate/ Unallocated	Debt Investments	Real Estate Investments	Inter-segment Transactions	Consolidated Total
			(dollars in thousands)

Interest income	$-	$18,630	$-	$(952)	$17,678
Interest expense	-	(103)	(207)	-	(310)
Servicing fees	-	(108)	(6)	-	(114)
Net interest income	-	18,419	(213)	(952)	17,254

Realized loss on sale of loan	-	(525)	-	-	(525)
Miscellaneous fee income	-	127	-	-	127
Rental income	-	-	811	-	811
Total other income	-	(398)	811	-	413

Other expenses:
Management fee	3,426	-	-	-	3,426
General and administrative expenses	1,157	(254)	277	-	1,180
Amortization Expense	-	-	106	-	106
Depreciation expense	-	-	270	-	270
Total other expenses	4,583	(254)	653	-	4,982

Net (loss) income before income tax	(4,583)	18,275	(55)	(952)	12,685

Income tax	(1)	-	(31)	-	(32)

(Loss) income from continuing operations	(4,584)	18,275	(86)	(952)	12,653

Net (loss) income from discontinued operations (net of tax expense of $1,564)	-	-	(998)	952	(46)
Gain on sale from discontinued operations	-	-	1,774	-	1,774

Net (loss) income	$(4,584)	$18,275	$690	$-	$14,381

Total assets	$574	$926,963	$97,700	$(57,808)	$967,429

	For the Quarter Ended June 30, 2011
	Corporate/ Unallocated	Debt Investments	Real Estate Investments	Inter-segment Transactions	Consolidated Total
			(dollars in thousands)

Interest income	$-	$13,055	$-	$-	$13,055
Interest expense	-	(742)	-	-	(742)
Servicing fees	-	(154)	-	-	(154)
Net interest income	-	12,159	-	-	12,159

Realized gains on sales of investments	-	13,925	-	-	13,925
Rental income	-	-	-	-	-
Miscellaneous fee income	-	-	-	-	-
Total other income	-	13,925	-	-	13,925

Other expenses:
General and administrative expenses	589	25	-	-	614
Management fee	3,345	-	-	-	3,345
Total other expenses	3,934	25	-	-	3,959

Net (loss) income before income tax	(3,934)	26,059	-	-	22,125

Income tax	-	-	-	-	-

(Loss) income from continuing operations	(3,934)	26,059	-	-	22,125

Net (loss) income from discontinued operations	-	-	-	-	-

Net (loss) income	$(3,934)	$26,059	$-	$-	$22,125

Total assets	$266	$969,625	$-	$-	$969,891

	For the Six Months Ended June 30, 2012

	Corporate/ Unallocated	Debt Investments	Real Estate Investments	Inter-segment Transactions	Consolidated Total
			(dollars in thousands)

Interest income	$-	$42,494	$-	$(1,590)	$40,904
Interest expense	-	(277)	(393)	-	(670)
Servicing fees	-	(223)	(6)	$-	(229)
Net interest income	-	41,994	(399)	(1,590)	40,005

Realized loss on sale of loan	-	(525)	-	-	(525)
Miscellaneous fee income	-	642	-	-	642
Rental income	-	-	1,523	-	1,523
Total other income	-	117	1,523	-	1,640

Other expenses:
Provision loan losses, net	-	(369)	3,172	-	2,803
Management fee	6,897	-	-	-	6,897
General and administrative expenses	2,387	1,118	385	-	3,890
Amortization Expense	-	-	229	-	229
Depreciation expense	-	-	545	-	545
Total other expenses	9,284	749	4,331	-	14,364

Net (loss) income before income tax	(9,284)	41,362	(3,207)	(1,590)	27,281

Income tax	(2)	-	(31)	-	(33)

(Loss) income from continuing operations	(9,286)	41,362	(3,238)	(1,590)	27,248

Net (loss) income from discontinued operations (net of tax expense of $1,859)	-	-	(114)	1,590	1,476
Gain on sale from discontinued operations	-	-	1,774	-	1,774

Net (loss) income	$(9,286)	$41,362	$(1,578)	$-	$30,498

Total assets	$574	$926,963	$97,700	$(57,808)	$967,429

	For the Six Months Ended June 30, 2011
	Corporate/ Unallocated	Debt Investments	Real Estate Investments	Inter-segment Transactions	Consolidated Total
			(dollars in thousands)

Interest income	$-	$20,498	$-	$-	$20,498
Interest expense	-	(2,274)	-	-	(2,274)
Servicing fees	-	(217)	-	-	(217)
Net interest income	-	18,007	-	-	18,007

Realized gains on sales of investments	-	13,925	-	-	13,925
Rental income	-	-	-	-	-
Miscellaneous fee income	-	-	-	-	-
Total other income	-	13,925	-	-	13,925

Other expenses:
Provision loan losses, net	-	127	-	-	127
General and administrative	1,006	87	-	-	1,093
Management fee	4,024	-	-	-	4,024
Total other expenses	5,030	214	-	-	5,244

Net (loss) income before income tax	(5,030)	31,718	-	-	26,688

Income tax	(1)	-	-	-	(1)

Net (loss) income	$(5,031)	$31,718	$-	$-	$26,687

Total assets	$266	$969,625	$-	$-	$969,891

17. Subsequent Events

The United States Government has filed an action in the U.S. District Court Eastern District of New York on April 17, 2012 relating to the collateral securing one of the Company’s loans that is classified as a Watch List loan as of June 30, 2012.  On July 5, 2012, the Company provided a notice to the borrower that an event of default under the loan agreements had occurred as a result of the borrower’s failure to pay interest due and owing and replenish the debt reserve reserve account.  The Company is in the process of evaluating the loan in connection with the proposed allegations.  The Company has a perfected security interest in the collateral underlying the loan and believes the loan is currently fully collateralized and expects to recover our net investment in the loan, which approximates $13.0 million at June 30, 2012.  The Company does not expect the final resolution of the aforementioned action to have a material impact on the Company’s consolidated financial statements.

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

Executive Summary

We are a commercial real estate company that acquires, manages, and finances, directly or through our subsidiaries, commercial mortgage loans and other commercial real estate debt, commercial real property, commercial mortgage-backed securities, or CMBS, other commercial real estate-related assets and Agency residential mortgage-backed securities.  We expect that the commercial real estate loans we acquire will be fixed and floating rate first mortgage loans secured by commercial properties.  We may also acquire subordinated commercial mortgage loans and mezzanine loans.  We have also invested in long-term sale-leaseback and build-to-suit transactions for companies in the U.S. and we may engage in these transactions in Europe.  The long term sale-leaseback and build to suit properties are triple-net leased to corporate tenants.  The triple-net leases require that in sale-leaseback transactions, each tenant pays substantially all of the costs associated with operating and maintaining the property, including real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance and capital expenditures.  From time to time, we also acquire commercial real property as part of our resolution of commercial mortgage loans and other commercial real estate debt where a borrower defaults in their obligations and we take title to the collateral underlying the commercial mortgage loans and other commercial real estate debt through foreclosure or other means.

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

Investment Activities

At June 30, 2012, our investment portfolio consisted of $676.5 million of loans and $81.6 million of equity investments in real estate.

The following segmented table summarizes certain characteristics of our portfolio at June 30, 2012 and December 31, 2011:

	As of June 30, 2012	As of December 31, 2012
Debt Securities Portfolio	(dollars in thousands)
Debt investment portfolio at period-end	$676,478	$752,801
Fixed-rate investments as percentage of portfolio	65%	38%
Adjustable rate investments as percentage of portfolio	35%	62%
Fixed-rate investments
Commercial mortgage loans as percentage of fixed-rate assets	100%	100%
Adjustable rate investments
Commercial mortgage loans as percentage of adjustable-rate assets	100%	100%
Weighted average yield on interest earning assets at period-end	11.27%	29.86%
Weighted average cost of funds for debt portfolio at period-end	-	-
Real Estate Properties Portfolio including Net Lease Operations
Real estate investment at period-end	81,604	33,196
Financing on real estate	19,150	16,600
Annualized yield on real estate investment portfolio at period end (1)	7.78%	7.67%
Weighted average cost of funds on real estate investment financing(2)	3.49%	3.50%

(1) Quarter ended June 30, 2012 includes gain on sales and related taxes.
(2) Includes the effect of the swap for the quarter ended June 30, 2012.

The following table represents our debt portfolio at June 30, 2012:

Commercial Loans on Real Estate
June 30, 2012
(dollars in thousands)

Property Type				Final	Payment		Carrying
Commercial mortgage loans	Location	Coupon		Maturity Date	Terms	Face Amount	Amount
Hotel	Grand Cayman	6.75%		Oct-14	Floater	$43,400	$42,314
Hotel	CA	1.99%		Nov-14	Floater	$35,099	$23,732
Retail	IN	4.75%		Nov-14	Floater	$23,814	$23,814
Retail	CO	5.58%		May-17	Fixed	$17,833	$15,537
Condo	NY	-	%(1)	Dec-13	Fixed	$12,973	$12,973
Condo	NJ	12.08%		Dec-14	Fixed	$5,475	$5,475
Commercial mortgage loans: weighted average coupon		4.63%		Commercial mortgage loans total		$138,594	$123,845

Subordinate & Mezzanine debt (2)

Office	Various	11.50%		Dec-14	Floater	100,000	100,000
Retail	Various	11.25%		Apr-17	Fixed	87,520	87,520
Industrial	Various	11.00%		Jun-17	Floater	50,000	50,000
Retail	Various	7.71%		Sep-15	Fixed	46,150	42,918
Hotel	TX	10.53%		Sep-16	Fixed	44,000	44,000
Retail	Various	12.24%		Dec-19	Fixed	40,000	40,000
Retail	TX	11.25%		Apr-15	Fixed	27,145	27,145
Office	IL	6.66%		Jun-15	Fixed	25,000	22,978
Office	GA	12.17%		Oct-13	Fixed	20,500	20,500
Office	CA	11.13%		Oct-14	Fixed	20,000	20,000
Office	NY	11.15%		Sep-13	Fixed	18,000	18,000
Hotel	NY	10.83%		Sep-13	Floater	17,000	17,000
Office	IL	5.64%		Jan-15	Fixed	16,576	15,742
Hotel	NY	12.61%		Sep-13	Floater	13,000	13,000
Office	NY	10.00%		Jul-21	Fixed	10,000	10,000
Hotel	CA	12.25%		Apr-17	Fixed	8,000	8,000
Office	IL	12.25%		Dec-15	Floater	6,500	6,500
Office	NY	10.00%		Dec-14	Fixed	4,812	4,812
Retail	IN	16.79%		Nov-14	Floater	4,518	4,518
Subordinate & mezzanine debt: weighted average coupon		10.70%		Subordinate & mezzanine debt total		$558,721	$552,633
Total debt portfolio: weighted average coupon		9.50%		Total debt portfolio		$697,315	$676,478

(1) Loan on non-accrual status as of June 30, 2012.
(2) Subject to prior liens.

Results of Operations

Net Income Summary

Our net income for the quarter and six months ended June 30, 2012 was $14.4 million and $30.5 million, or $0.19 and $0.40 per share, respectively.  Our net income for the quarter and six months ended June 30, 2011 was $22.1 million and $26.7 million, or $0.29 and $0.55 per share, respectively.   We attribute the decrease in net income for the quarter ending June 30, 2012 to the sale of our CMBS portfolio for a gain of $13.9 million during the quarter ended June 30, 2011.  We primarily attribute the increase in net income for the six months ended June 30, 2012 to the purchase of additional interest earning assets.

The table below presents the Consolidated Statements of Comprehensive Income  for the quarters and six months ended June 30, 2012 and 2011:

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net interest income:
Interest income	$17,678	$13,055	$40,904	$20,498
Interest expense	(310)	(742)	(670)	(2,274)
Servicing fees	(114)	(154)	(229)	(217)
Net interest income	17,254	12,159	40,005	18,007

Other income:
Realized loss on sale of loan	(525)	-	(525)	-
Realized gains on sales of investments	-	13,925	-	13,925
Miscellaneous fee income	127	-	642	-
Rental income	811	-	1,523	-
Total other income	413	13,925	1,640	13,925

Other expenses:
Provision for loan losses, net	-	-	2,803	127
Management fee	3,426	3,345	6,897	4,024
General and administrative expenses	1,180	614	3,890	1,093
Amortization expense	106	-	229	-
Depreciation expense	270	-	545	-
Total other expenses	4,982	3,959	14,364	5,244

Net income before income tax	12,685	22,125	27,281	26,688
Income tax	32	-	33	1
Net income from continuing operations	$12,653	$22,125	$27,248	$26,687

Net (loss) income from discontinued operations (net of tax expense of $1,564, $0, $1,859 and $0, respectively)	(46)	-	1,476	-

Gain on sale from discontinued operations	1,774	-	1,774	-

Net Income	$14,381	$22,125	$30,498	$26,687

Net income per share-basic and diluted, continuing operations	$0.17	$0.29	$0.36	$0.55
Net income per share-basic and diluted, discontinued operations	-	-	0.02	-
Net income per share-basic and diluted, gain on sale from discontinued operations	0.02	-	0.02	-

Net income per share-basic and diluted	$0.19	$0.29	$0.40	$0.55
Dividend declared per share of common stock	$0.27	$0.29	$0.54	$0.48
Weighted average number of shares outstanding-basic and diluted	76,624,462	76,466,266	76,622,287	48,365,968
Comprehensive income:
Net income	$14,381	$22,125	$30,498	$26,687
Other comprehensive income:
Unrealized gains on securities available-for-sale	-	5,557	-	6,198
Reclassification adjustment for realized gains included in net income	-	(13,925)	-	(13,925)
Total other comprehensive income	-	(8,368)	-	(7,727)
Comprehensive income	$14,381	$13,757	$30,498	$18,960

See notes to consolidated financial statements.

Interest Income and Average Earning Asset Yield

We had average earning assets of $638.6 million and $1.1 billion for the quarters ended June 30, 2012 and 2011, respectively,  decreasing primarily as a result of the sale of Agency RMBS during the quarter ended December 31, 2011.  Our interest income, net of service fees, was $17.6 million and $12.9 million for the quarters ended June 30, 2012 and 2011, respectively and the yield on our portfolio, excluding cash, was 11.00%  and 4.64% for the quarters ended June 30, 2012 and 2011, respectively.  Interest income increased $4.6 million primarily due to the purchase of interest earning assets and recycling of maturing assets in to higher coupon loans.

We had average earning assets of $663.9 million and $766.1 million for the six months ended June 30, 2012 and 2011, respectively, decreasing primarily as a result of the sale of Agency RMBS during the quarter ended December 31, 2011.  Our interest income, net of service fees, was $40.7 million and $20.7 million for the six months ended June 30, 2012 and 2011, respectively and the yield on our portfolio, excluding cash, was 12.25%  and 5.29% for the six months ended June 30, 2012 and 2011, respectively.  Interest income, net of service fees, increased $20.4 million primarily due to the recognition of accretion income related to refinancings, settlements and maturities of those assets and an overall increase in the weighted average coupon of the portfolio.

Interest Expense and the Cost of Funds

We had average borrowed funds of $27.4 million and $119.0 million and total interest expense of $310 thousand and $742 thousand for the quarters ended June 30, 2012 and 2011, respectively and our average cost of funds was 4.52% and 2.49% for the quarters ended June 30, 2012 and 2011, respectively.  Our interest expense decreased $432 thousand for the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011 primarily due to repayment of the TALF debt.

We had average borrowed funds of $29.5 million and $145.6 million and total interest expense of $670 thousand and $2.3 million for the six months ended June 30, 2012 and 2011, respectively, and our average cost of funds was 4.54% and 3.12% for the six months ended June 30, 2012 and 2011, respectively.  Our interest expense decreased $1.6 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 primarily due to the repayment of the TALF debt.

Net Interest Income

Our net interest income, which equals interest income less interest expense and service fees, totaled $17.3 million and $12.2 million for the quarters ended June 30, 2012 and 2011, respectively.  Our net interest income increased $5.1 million primarily due to the purchase of additional assets at a discount and the recognition of accretion income associated with that discount for the quarter ended June 30, 2012 when compared to the quarter ended June 30, 2011.  Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 6.48% and 2.15% for the quarters ended June 30, 2012 and 2011, respectively.  For the quarter ended June 30, 2012, the increase in net interest spread is primarily due to an increase in the recognition of discount accretion income when compared to the quarter ended June 30, 2011.

Our net interest income totaled $40.0 million and $18.0 million for the six months ended June 30, 2012 and 2011, respectively.  Our net interest income increased $22.0 million primarily due to the purchase of additional assets at a discount and the accretion income associated with that discount for the quarter ended June 30, 2012 when compared to the quarter ended June 30, 2011.  Our net interest spread was 7.71% and 2.17% for the six months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012, the increase in net interest spread is primarily due to an increase in the recognition of discount accretion income when compared to the quarter ended June 30, 2011.

The table below shows our average earning assets held, total interest income, weighted average yield on average interest earning assets for the period, average balance of interest bearing liabilities, interest expense, weighted average cost of funds for the period, net interest income, and net interest rate spread for the quarters ended June 30, 2012 and March 31, 2012, the year ended December 31, 2011 and for each of the quarters in 2011.

Net Interest Income
(Ratios have been annualized, dollars in thousands)
			Yield on
	Average		Average	Average				Net
	Earning	Interest	Interest	Interest		Average	Net	Interest
	Assets	Earned on	Earning	Bearing	Interest	Cost	Interest	Rate
	Held (1)	Assets (2)	Assets (1)(2)	Liabilities	Expense	of Funds	Income	Spread
For the quarter ended June 30, 2012	$638,619	$17,564	11.00%	$27,392	$310	3.49%	$17,254	7.51%
For the quarter ended March 31, 2012	$689,210	$23,105	13.41%	$31,656	$360	4.55%	$22,745	8.86%
For the year ended December 31, 2011	$866,731	$105,658	12.19%	$82,836	$2,370	2.86%	$103,288	9.33%
For the quarter ended December 31, 2011	$860,842	$41,426	19.25%	$2,113	$75	14.19%	$41,351	5.06%
For the quarter ended September 30, 2011	$1,070,659	$43,961	16.42%	$40,000	$21	0.21%	$43,940	16.21%
For the quarter ended June 30, 2011	$1,112,767	$12,898	4.64%	$118,965	$742	2.49%	$12,156	2.15%
For the quarter ended March 31, 2011	$415,519	$7,380	7.10%	$172,612	$1,532	3.60%	$5,848	3.50%

(1) Excludes cash and cash equivalents.
(2) Net of servicing fees.

Rental Income

Our rental income for the quarter and six months ended June 30, 2012 was $811 thousand and $1.5 million, respectively, which is directly attributable to our investments in real estate.  We had no rental income for the quarter and six months ended June 30, 2011.

Management Fee and General and Administrative Expenses

We paid FIDAC management fees of $3.4 million and $3.3 million for the quarters ended June 30, 2012 and 2011, respectively.  The increase is due primarily to an increase in stockholders’ equity which is the basis of the management fee calculation. We paid FIDAC management fees of $6.9 million and $4.0 million for the six months ended June 30, 2012 and 2011, respectively.  The increase is due primarily to the increase in stockholders’equity for the comparable period.

General and administrative expenses, or G&A expenses, were $1.2 million and $614 thousand for the quarters ended June 30, 2012 and 2011, respectively.   The increase is primarily attributable to an increase in costs associated with an increase in the overall number of commercial mortgage debt instruments and real estate properties in our portfolio for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011.  G&A expenses were $3.9 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.   The increase is primarily attributable to costs associated with taking possession of collateral underlying loans via a deed in lieu of foreclosure during the six months ended June 30, 2012 and costs associated with the increase in the management fee percentage from 1.00% per annum to 1.50% per annum that occurred on March 23, 2011 pursuant to the terms of the management agreement.

Total expenses as a percentage of average total assets, excluding provision for loan losses, depreciation and amortization, were 1.88% and 1.42% for the quarters ended June 30, 2012 and 2011, respectively.  The increase is attributable to an increase in license fees, legal and accounting fees.

Currently, FIDAC has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

The table below shows our total management fee and G&A expenses as compared to average total assets and average equity for the quarters ended June 30, 2012 and March 31, 2012, the year ended December 31, 2011 and for each of the quarters in 2011.

Management Fees and G&A Expenses and Operating Expense Ratios
(Ratios have been annualized, dollars in thousands)

	Total Management	Total Management	Total Management
	Fee and G&A	Fee and G&A	Fee and G&A
	Expenses	Expenses/Average	Expenses/Average
		Total Assets	Equity
For the quarter ended June 30, 2012	$4,606	1.88%	2.00%
For the quarter ended March 31, 2012	$6,181	2.50%	2.67%
For the year ended December 31, 2011	$14,169	1.36%	1.57%
For the quarter ended December 31, 2011	$4,829	1.99%	2.10%
For the quarter ended September 30, 2011	$4,221	1.76%	1.86%
For the quarter ended June 30, 2011	$3,959	1.42%	1.80%
For the quarter ended March 31, 2011	$1,160	0.54%	1.73%

Net Income and Return on Average Equity

Our net income was $14.4 million for the quarter ended June 30, 2012 as compared to $22.1 million for the quarter ended June 30, 2011.  The decrease is primarily due to the gain on sale of our CMBS portfolio during the quarter ended June 30, 2011.  Our net income was $30.5 million for the six months ended June 30, 2012 as compared to $26.7 million for the six months ended June 30, 2011.  The increase is primarily due to an increase in accretion income and an increase in interest earning assets.  The table below shows our net interest income, fee income, rental income, total expenses, realized gains (losses), Income (loss) from discontinued operations and gain on sale from discontinued operations each as a percentage of average equity, and the return on average equity for the quarters ended June 30, 2012 and March 31, 2012, the year ended December 31, 2011 and the four quarters of 2011.

Components of Return on Average Equity
(Ratios have been annualized)

	Net					Income (Loss) from	Gain on Sale from
	Interest	Fee	Rental	Total	Realized	Discontinued	Discontinued	Return
	Income/	Income/	Income/	Expenses(1)/	Gains (Losses)/	Operations/	Operations/	on
	Average	Average	Average	Average	Average	Average	Average	Average
	Equity	Equity	Equity	Equity	Equity	Equity	Equity	Equity
For the quarter ended June 30, 2012	7.49%	0.06%	0.35%	(2.18%)	(0.23%)	(0.02%)	0.77%	6.24%
For the quarter ended March 31, 2012	9.84%	0.22%	0.31%	(4.06%)	0.00%	0.66%	0.00%	6.97%
For the year ended December 31, 2011	11.45%	0.08%	0.03%	(1.57%)	2.05%	0.00%	0.00%	12.04%
For the quarter ended December 31, 2011	17.94%	0.22%	0.10%	(2.10%)	1.98%	0.00%	0.00%	18.14%
For the quarter ended September 30, 2011	19.37%	0.10%	0.00%	(1.86%)	0.00%	0.00%	0.00%	17.61%
For the quarter ended June 30, 2011	5.51%	0.00%	0.00%	(1.80%)	6.32%	0.00%	0.00%	10.03%
For the quarter ended March 31, 2011	8.71%	0.00%	0.00%	(1.91%)	0.00%	0.00%	0.00%	6.80%

(1) Includes provision for loan loss, depreciation and amortization.

Discontinued Operations

We recorded a net loss of approximately $46 thousand and net income of $1.5 million from discontinued operations during the quarter and six months ended June 30, 2012, respectively, which represents the net operating results of the hotels acquired during the quarter ended March 31, 2012 via deed in lieu of foreclosure.  Net income (loss) from discontinued operations is recorded net of tax expense of $1.6 million and $1.9 million for the quarter and six months ended June 30, 2012, respectively.  Additionally, we recorded a pre-tax gain on sale from discontinued operations of $1.8 million during the quarter ended June 30, 2012.

Liquidity and Capital Resources

Liquidity measures our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs.  We will primarily use cash to purchase our targeted assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations.  Our primary sources of cash will generally consist of the net proceeds from equity offerings, payments of principal and interest we receive on our portfolio of assets, proceeds from the sale of real estate held for sale and cash generated from our operating real estate held for sale.

We have financed our triple-net lease portfolio with non-recourse financings, which generally limit the recoverability of the loan by the creditor to the property.  These financings are generally specific to a particular property or secured by a portfolio of our properties.  We anticipate that the loan to value ratio for these financing will be between 40% and 65% and would likely not exceed 80%. We may utilize structural leverage through securitizations of commercial real estate loans or CMBS. We may also seek to finance the acquisition of Agency RMBS using repurchase agreements with counterparties, which are recourse to us.  With regard to securitizations or selling the senior portion of the loan, the leverage will depend on the market conditions for structuring such transactions.  We anticipate that leverage for Agency RMBS would be available to us, which would provide for a debt-to-equity ratio in the range of 2:1 to 4:1 and would likely not exceed 8:1.  Based on current market conditions, we expect to operate within the leverage levels described above in the near and long-term.  We can provide no assurance that we will be able to obtain financing on favorable terms, or at all.

Securitizations

We may seek to enhance the returns on our commercial mortgage loan investments, especially loan acquisitions, through securitization. If available, we may securitize the senior portion, expected to be equivalent to AAA-rated CMBS, while retaining the subordinate securities in our portfolio.

Other Sources of Financing

We have used and may continue to use repurchase agreements to finance acquisitions of Agency RMBS with a number of counterparties. Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash.  Similarly, if the estimated fair value of interest earning assets increases due to changes in market interest rates or market factors, lenders may release collateral back to us.  Specifically, margin calls result from a decline in the value of our Agency RMBS securing our repurchase agreements, prepayments on the mortgages securing such Agency RMBS and changes in the estimated fair value of such Agency RMBS generally due to principal reduction of such Agency RMBS from scheduled amortization and resulting from changes in market interest rates and other market factors.  Our repurchase agreements generally provide that the valuations for the Agency RMBS securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties.  However, in certain circumstances and under certain of our repurchase agreements our lenders have the sole discretion to determine the value of the Agency RMBS securing our repurchase agreements.  In instances where we have agreed to permit our lenders make a determination of the value of the Agency RMBS securing our repurchase agreements, such lenders are required to act in good faith in making such valuation determinations and in certain of these instances are also required to act reasonably in this determination.  Our repurchase agreements generally provide that in the event of a margin call we must provide additional securities or cash on the same business day that a margin call is made, if the lender provides us notice prior to the margin notice deadline on such day.  As of June 30, 2012, we did not own any Agency RMBS and consequently have no Agency RMBS pledged or subject to any margin calls under our repurchase agreements.  However, should we acquire any Agency RMBS, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

In the future, we may also use other sources of financing to fund the acquisition of our targeted assets, including warehouse facilities and other secured and unsecured forms of borrowing. We also sell the senior portion or A-Note and retain the subordinate or junior position in a B-Note or other subordinate loan.  We may also seek to raise further equity capital or issue debt securities in order to fund our future asset acquisitions.

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

We held cash and cash equivalents of approximately $189.1 million and $202.8 million at June 30, 2012 and December 2011, respectively.  The net decrease is primarily due to the acquisition of loans and payment of dividends.

Our operating activities provided net cash of approximately $1.0 million, and $11.4 million for the quarters ended June 30, 2012 and 2011, respectively,  primarily due to net interest income.  Our operating activities provided net cash of approximately $6.7 million, and $14.8 million for the six months ended June 30, 2012 and 2011, respectively,  primarily due to net interest income.

Our investing activities resulted in the use of net cash of $33.8 million and net cash $509.1 million for the quarters ended June 30, 2012 and 2011, respectively, primarily from the purchase of loans.  Our investing activities provided net cash of $39.4 million and resulted in the use of cash of $508.6 million for the six months ended June 30, 2012 and 2011, respectively.  The cash proceeds are primarily from principal payments on loans and loan payoffs for the six months ended June 30, 2012.  The use of cash is primarily due to the purchase of loans related to the secondary offering settling in April 2011 for the six months ended June 30, 2012.

Our financing activities for the quarter and six months ended June 30, 2012 resulted in the net use of cash of $35.6 million and $59.7 million, including $20.7 million and $47.5 million paid in dividends to our common shareholders, respectively. Our financing activities for the quarter and six months ended June 30, 2011 resulted in the net proceeds of $504.2 million and $499.9 million, respectively, which includes $634.3 million relating to our secondary offering that settled in April 2011.

At June 30, 2012, we had outstanding financing agreements of $19.2 million and no repurchase agreements.  At June 30, 2011, we had no outstanding financing arrangements and repurchase agreements approximating $46.6 million for our Agency RMBS, respectively, which had remaining maturities of approximately 5 years and one month, respectively.

We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At June 30, 2012 our total non-recourse debt was approximately $19.2 million which represented a debt-to-equity ratio of approximately 0.02:1 as compared to December 31, 2011 our total debt was approximately $16.6 million which represented a debt-to-equity ratio of approximately 0.02:1.

Stockholders' Equity

Our charter provides that we may issue up to 1,100,000,000 shares of stock, consisting of up to 1,000,000,000 shares of common stock having a par value of $0.01 per share and up to 100,000,000 shares of preferred stock having a par value of $0.01 per share.

There was no preferred stock issued or outstanding as of June 30, 2012 or December 31, 2011.

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

Purchases of Common Stock by Affiliates

As of June 30, 2012, Annaly owned approximately 12.4% of our outstanding shares of common stock.

Clearing and Underwriting Fees

We use RCap to clear trades for us and RCap receives customary market-based fees and charges in connection with the provision of such services

Contractual Obligations and Commitments

As of June 30, 2012 we financed a portion of our real estate assets with non-recourse motrtgage loans.  The table below provides a summary of our contractual obligations at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)
Loan	$-	$216	$18,934	$-	$19,150
Interest expense on loan	670	1,338	1,047	-	3,055
Total	$670	$1,554	$19,981	$-	$22,205

	December 31, 2011
	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)
Loan	$-	$-	$16,600	$-	$16,600
Interest expense on loan	533	1,162	1,143	-	2,838
Total	$533	$1,162	$17,743	$-	$19,438

We have agreed to pay the underwriters of our initial public offering $0.15 per share for each share sold in the initial public offering if during any full four calendar quarter period during the 24 full calendar quarters after our initial public offering our Core Earnings (as described below) for any such four-quarter period exceeds an 8% performance hurdle rate (as described below).  The performance hurdle rate will be met if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of our initial public offering our Core Earnings for any such four-quarter period exceeds the product of (x) the weighted average of the issue price per share of all public offerings of our common stock, multiplied by the weighted average number of shares outstanding (including any restricted stock units, any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans) in such four-quarter period and (y) 8%.  Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets), any unrealized gains, losses or other non-cash items recorded for the period, regardless of whether such items are included in other comprehensive income (loss), or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between FIDAC and our independent directors and after approval by a majority of our independent directors.

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

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our taxable income. We intend to pay regular quarterly dividends to our stockholders. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our repurchase facilities, we must first meet both our operating requirements and scheduled debt service on our other debt payable.

During the quarter ended June 30, 2012, we declared dividends to common shareholders totaling $20.7 million or $0.27 per share, which were paid on July 27, 2012.

Capital Expenditures

At June 30, 2012, we had no material commitments for capital expenditures.

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

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, as of June 30, 2012 and December 31, 2011.   We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarter ended June 30, 2012 and the year ended December 31, 2011 and for each quarter therein.  Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, as of June 30, 2012 and December 31, 2011, we believe that we qualified as a REIT under the Code.

We, at all times, intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, or the 1940 Act.  If we were to become regulated as an investment company, then our ability to use leverage would be substantially reduced.

Certain of our subsidiaries, including CreXus S Holdings LLC and certain subsidiaries that we may form in the future, rely on the exemption from registration provided by Section 3(c)(5)(C) of the 1940 Act.  Section 3(c)(5)(C) as interpreted by the staff of the Securities and Exchange Commission (or the SEC), requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” (or Qualifying Real Estate Assets) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets.  The assets that we acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the 1940 Act.

On August 31, 2011, the SEC issued a concept release titled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments” (SEC Release No. IC-29778).  Under the concept release, the SEC is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption.  If the SEC determines that any of the securities we currently treat as Qualifying Real Estate Assets are not Qualifying Real Estate Assets or otherwise believes we do not satisfy the exemption under Section 3(c)(5)(C), we could be required to restructure our activities or sell certain of our assets.  We may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher yielding mortgage assets.  The net effect of these factors will be to lower our net interest income.  If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described.   The potential outcomes of the SEC’s actions are unclear as is the SEC’s timetable for its review and actions.

We determined that as of June 30, 2012 and December 31, 2011, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act as interpreted by the staff of the SEC.

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

FIDAC uses a comprehensive credit review process. FIDAC’s analysis of loans includes borrower profiles, as well as valuation and appraisal data.  FIDAC’s resources include a proprietary portfolio management system, as well as third party software systems.  FIDAC selects loans for review predicated on risk-based criteria such as loan-to-value, a property’s operating history and loan size. FIDAC rejects loans that fail to conform to our standards. FIDAC accepts only those loans which meet our underwriting criteria. Once we own a loan, FIDAC’s surveillance process includes ongoing analysis and oversight by our third-party servicer and us. Additionally, CMBS, other commercial real estate-related securities and Agency RMBS which we acquire for our portfolio will be reviewed by FIDAC to ensure that the assets we acquire satisfy our risk based criteria. FIDAC’s review of CMBS, other commercial real estate-related securities and Agency RMBS includes utilizing its proprietary portfolio management system. FIDAC’s review of CMBS, other commercial real estate-related securities and Agency RMBS is based on quantitative and qualitative analysis of the risk-adjusted returns such securities present.

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

Interest Rate Effect on Net Interest Income

Our operating results depend, in part, on differences between the income from our investments and our borrowing costs. Most of our repurchase agreements would provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR.  The fixed spread varies depending on the type of underlying asset which collateralizes the financing. Accordingly, if a portion of our portfolio consisted of floating interest rate assets that would be match-funded utilizing our expected sources of short-term financing, while our fixed interest rate assets will not be match-funded. During periods of rising interest rates, the borrowing costs associated with our investments could tend to increase while the income earned on our fixed interest rate investments may remain substantially unchanged.  This will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Further, during this portion of the interest rate and credit cycles, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities. Hedging techniques are partly based on assumed levels of prepayments of fixed-rate and hybrid adjustable-rate debt investments. If prepayments are slower or faster than assumed, the life of the debt investments will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income, and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2012 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

	Projected Percentage Change in		Projected Percentage Change in
Change in Interest Rate	Net Interest Income		Portfolio Fair Value
-75 Basis Points	(0.12	%)(1)	1.78%
-50 Basis Points	(0.12	%)(1)	1.19%
-25 Basis Points	(0.12%)		0.59%
Base Interest Rate	-		-
+25 Basis Points	0.12%		(0.61%)
+50 Basis Points	0.41%		(1.21%)
+75 Basis Points	1.11%		(1.81%)

(1) Reflects considerations of floors on variable rate loans.

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2012. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans, are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the following table could vary substantially based on actual prepayment experience.

	Within 3	3-12	1 Year to	Greater than
	Months	Months	3 Years	3 Years	Total

Rate sensitive assets, principal balance	$243,331	$-	$150,482	$303,504	$697,317
Cash equivalents	189,128	-	-	-	189,128
Total rate sensitive assets	389,059	-	150,482	303,504	886,445

Rate sensitive liabilities	2,550	-	-	16,600	19,150

Interest rate sensitivity gap	$429,909	$-	$150,482	$284,354	$867,295

Cumulative rate sensitivity gap	$429,909	$429,909	$580,391	$867,295

Cumulative interest rate sensitivity
gap as a percentage of total rate
sensitive assets	43.50%	43.50%	65.47%	97.84%

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

*  Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at June 30, 2012 (Unaudited) and December 31, 2011 (Derived from the audited consolidated statement of financial condition at December 31, 2011); (ii) Consolidated Statements of Comprehensive Income (Unaudited) for the quarters and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the six months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows (Unaudited) for the quarters and six months ended June 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements (Unaudited) for the quarter ended June 30, 2012.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREXUS INVESTMENT CORP.

By:	/s/ Kevin Riordan
Kevin Riordan
Chief Executive Officer and President (Principal Executive Officer)
August 8, 2012

By:	/s/ Daniel Wickey
Daniel Wickey
Chief Financial Officer
August 8, 2012

By:	/s/ Jack DeCicco
Jack DeCicco, CPA
Chief Accounting Officer
August 8, 2012