Form 10-Q
period 2012-09-30
CreXus Investment Corp.
filed 2012-11-08
CIK 1467027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2012

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at November 7, 2012
Common Stock, $.01 par value	76,630,528

i

CREXUS INVESTMENT CORP.
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition at September 30, 2012 (Unaudited) and December 31, 2011 (Derived from the audited financial statements at December 31, 2011)	1

Consolidated Statements of Comprehensive Income for the Quarters and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	2

Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	3

Consolidated Statements of Cash Flows for the Quarters and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures about Market Risk	46

Item 4. Controls and Procedures	52

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	53

Item 1A. Risk Factors	53

Item 6. Exhibits	54

SIGNATURES	55

ii

PART I.           FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(unaudited)	(1)
Assets:
Cash and cash equivalents	$105,575	$202,814
Commercial real estate loans net of allowance for loan losses ($0 and $369, respectively)
Senior	146,437	374,348
Subordinate	38,837	71,517
Mezzanine	546,541	306,936
Preferred equity held for investment	39,769	-
Real estate held for sale	41,514	-
Investment in real estate, net	33,926	33,196
Intangible assets, net	5,201	-
Rents receivable	221	32
Accrued interest receivable	5,116	2,608
Other assets	5,275	1,420
Total assets	$968,412	$992,871

Liabilities:
Mortgages payable	$19,150	$16,600
Participation sold (non-recourse)	-	14,755
Accrued interest payable	-	6
Accounts payable and other liabilities	4,864	4,048
Dividends payable	24,523	26,817
Intangible liabilities, net	1,938	-
Investment management fees payable to affiliate	3,450	3,488
Total liabilities	53,925	65,714

Stockholders' Equity:
Common stock, par value $0.01 per share, 1,000,000,000 shares
authorized, 76,630,528 and 76,620,112 shares issued and outstanding, respectively	766	766
Additional paid-in-capital	890,862	890,757
Retained earnings	22,859	35,634
Total stockholders' equity	914,487	927,157
Total liabilities and stockholders' equity	$968,412	$992,871

(1) Derived from the audited consolidated statements of financial condition at December 31, 2011.

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net interest income:
Interest income	$26,841	$44,174	$67,745	$64,672
Interest expense	(187)	(21)	(857)	(2,295)
Servicing fees	(149)	(213)	(378)	(429)
Net interest income	26,505	43,940	66,510	61,948

Other income:
Realized loss on sale of loan	-	-	(525)	-
Realized gains on sales of investments	-	-	-	13,925
Miscellaneous fee income	126	217	768	217
Rental income	809	-	2,332	-
Total other income	935	217	2,575	14,142

Other expenses:
Provision for loan losses, net	-	-	2,803	127
Management fees to affiliate	3,446	3,373	10,343	7,398
General and administrative expenses	1,327	848	5,217	1,942
Amortization expense	105	-	334	-
Depreciation expense	271	-	816	-
Total other expenses	5,149	4,221	19,513	9,467

Income before income tax	22,291	39,936	49,572	66,623

Income tax	6	-	39	1
Net income from continuing operations	22,285	39,936	49,533	66,622

Net income from discontinued operations (net of tax expense of $425, $0, $2,284 and $0, respectively)	2,903	-	4,379	-
Gain on sale from discontinued operations	-	-	1,774	-
Impairment charges	(2,560)	-	(2,560)	-
Total income from discontinued operations	343	-	3,593	-

Net Income	$22,628	$39,936	$53,126	$66,622

Net income per average share-basic and diluted, continuing operations	0.29	0.52	0.65	$1.15
Total income per average share-basic and diluted, discontinued operations	0.01	-	0.04	-
Net income per average share-basic and diluted	$0.30	$0.52	$0.69	$1.15

Dividend declared per share of common stock	$0.32	$0.30	$0.86	$0.78

Weighted average number of shares outstanding-basic and diluted	76,630,528	76,620,112	76,625,054	57,887,511
Comprehensive income:
Net income	$22,628	$39,936	$53,126	$66,622
Other comprehensive income:
Unrealized gains on securities available-for-sale	-	1,649	-	7,847
Reclassification adjustment for realized gains included in net income	-	-	-	(13,925)
Total other comprehensive income	-	1,649	-	(6,078)
Comprehensive income	$22,628	$41,585	$53,126	$60,544

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)

			Accumulated
	Common	Additional	Other
	Stock Par	Paid-in	Comprehensive	Retained
	Value	Capital	Income	Earnings	Total
Balance, December 31, 2010	$181	$257,014	$10,475	$365	$268,035
Net income	-	-	-	66,622	66,622
Other comprehensive loss	-	-	(6,078)	-	(6,078)
Net proceeds from common stock
offering, with affiliates	50	57,450	-	-	57,500
Net proceeds from common stock
follow-on offerings	535	576,293	-	-	576,828
Common dividends declared, $0.78 per share		-	-	(46,309)	(46,309)
Balance, September 30, 2011	$766	$890,757	$4,397	$20,678	$916,598

Balance, December 31, 2011	$766	$890,757	$-	$35,634	$927,157
Net income	-	-	-	53,126	53,126
Restricted stock grants	-	105	-	-	105
Common dividends declared, $0.86 per share	-	-	-	(65,901)	(65,901)
Balance, September 30, 2012	$766	$890,862	$-	$22,859	$914,487

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Quarter ended		For the Nine Months ended
	September 30, 2012 (unaudited)	September 30, 2011 (unaudited)	September 30, 2012 (unaudited)	September 30, 2011 (unaudited)

Cash Flows From Operating Activities:
Net income	$22,628	$39,936	$53,126	$66,622
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization of investment premiums and discounts	(8,037)	(30,238)	(21,730)	(31,456)
Amortization of origination fees	(126)	(84)	(418)	(84)
Realized gain on sale of investments	-	-	(1,774)	(13,925)
Loss on sale of loan	-	-	525	-
Provision for loan losses, net	-	-	2,803	127
Impairment charges on real estate held for sale	2,560	-	2,560	-
Restricted stock grants	-	-	105	-
Amortization of intangible assets and liabilities, net	73	-	242	-
Depreciation	271	-	816	-
Changes in operating assets:
Decrease (increase) in accrued interest receivable	(976)	(361)	(2,508)	(1,087)
Decrease (increase) in principal receivable from servicer	11,429	-	-	-
Decrease (increase) in other assets	(2,748)	(574)	(3,856)	686
Decrease (increase) in rents receivable	(67)	-	(188)	-
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	1,181	1,299	3,520	1,485
Increase (decrease) in investment management fee payable to affiliate	24	29	(38)	2,724
Increase (decrease) in accrued interest payable	-	(19)	(6)	(290)
Net cash provided by (used in) operating activities	26,212	9,988	33,179	24,802
Cash Flows From Investing Activities:
Mortgage-backed securities portfolio:
Purchases	-	-	-	(209,924)
Sales	-	-	-	214,771
Principal payments	-	10,721	-	26,031
Loans and preferred equity held for investment portfolio:
Purchases net of discount/loan originations	(124,841)	(259,884)	(390,958)	(805,187)
Sales	-	-	49,200	-
Principal payments	37,768	314,983	288,282	331,539
Real estate portfolio:
Purchases of real estate	-	-	(5,050)	-
Sales	-	-	10,508	-
Net cash provided by (used in) investing activities	(87,073)	65,820	(48,018)	(442,770)
Cash Flows From Financing Activities:
Net proceeds (expense) from common stock offerings	-	-	-	576,828
Net proceeds from common stock offering with affiliates	-	-	-	57,500
Proceeds from repurchase agreements	-	-	-	46,550
Payments on repurchase agreements	-	(46,550)	-	(46,550)
Proceeds from collateralized mortgage borrowings	-	-	2,550	-
Payments on structured financing	-	-	(14,755)	-
Payments on secured financing	-	-	-	(172,837)
Payment of underwriters fee	(2,000)	-	(2,000)	-
Dividends paid	(20,692)	(19,155)	(68,195)	(27,309)
Net cash (used in) provided by financing activities	(22,692)	(65,705)	(82,400)	434,182
Net increase (decrease) in cash and cash equivalents	(83,553)	10,103	(97,239)	16,214
Cash and cash equivalents at beginning of period	189,128	37,130	202,814	31,019
Cash and cash equivalents at end of period	$105,575	$47,233	$105,575	$47,233
Supplemental disclosure of cash flow information:
Interest paid	$167	$40	$481	$2,585
Taxes paid	$128	-	$175	$1
Non cash investing activities:
Reclassification of loans to real estate upon deed in lieu of foreclosure	$-	$-	$52,800	$-
Reduction of non-accretable yield due to principal writedown	$-	$16,002		$16,002
Rate and term financing		$-	$45,000	$-
Net change in unrealized gains(losses) on available-for-sale securities	$-	$1,649	$-	$(6,078)
Non cash financing activities:
Common dividends declared, not yet paid	$24,523	$22,986	$24,523	$22,986

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

(c) Agency RMBS and CMBS

The Company may invest in Agency RMBS representing interests in obligations backed by pools of mortgage loans.  Agency RMBS are mortgage pass-through certificates, collateralized mortgage obligations (“CMOs”), and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed as to principal and/or interest repayment by agencies of the U.S. Government or federally chartered corporations such as Ginnie Mae, Freddie Mac or Fannie Mae.

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

Interest income on Agency RMBS is computed on the remaining principal balance of the investment security.  Premium or discount amortization/accretion on Agency RMBS is recognized over the estimated life of the investment using the effective interest method.   Changes to the Company’s assumptions subsequent to the purchase date may increase or decrease the amortization/accretion of premiums and discounts which affects interest income. Changes to assumptions that decrease expected future cash flows may result in an other-than-temporary impairment (“OTTI”).   At September 30, 2012, the Company did not own any Agency RMBS.

If at the valuation date, the fair value of an investment security is less than its amortized cost, the Company will analyze the investment security for OTTI.  Management will evaluate the Company’s CMBS and RMBS for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration will be given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the intent of the Company to sell the investment prior to recovery in fair value (3) whether the Company will more likely than not be required to sell the investment before the expected recovery, and (4) the expected future cash flows of the investment in relation to its amortized cost.  If a credit portion of OTTI exists, the cost basis of the security is written down to the then-current fair value, and the related credit portion of unrealized loss is transferred from accumulated other comprehensive income (loss) as an immediate reduction of current earnings.  At September 30, 2012, the Company did not own any CMBS.

(d) Held for Investment – Loans

The Company's commercial mortgages and loans are comprised of fixed-rate and adjustable-rate loans. Mortgages and loans are designated as held for investment and are carried at their principal balance outstanding, plus any premiums or less discounts which are amortized or accreted over the estimated life of the loan, less estimated allowances for loan losses.  The difference between the face amount of a loan and proceeds at acquisition is recorded as either discount or premium. A discount or premium is also recognized for acquired loans whose coupons are not considered to reflect prevailing rates of interest for comparable loans.  In these circumstances, the Company estimates the prevailing rate of interest to maturity for a note that would have resulted between an independent borrower and lender for a similar transaction under comparable terms and conditions.

(e) Preferred Equity Interests Held for Investment

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

The Company evaluates whether real estate acquired in connection with a foreclosure (REO), UCC/deed in lieu of foreclosure or a consensual modification of a loan (herein collectively referred to as a foreclosure) constitutes a business and whether business combination accounting is applicable. Any excess upon foreclosure of a property between the carrying value of a loan over the estimated fair value of the property, less costs to sell, is charged to provision for loan losses.

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

The Company's real estate portfolio (REO and real estate held for investment) is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if the Company's estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  The Company recorded an impairment of approximately $2.6 million on real estate held for sale for the quarter and nine months ended September 30, 2012, which is recorded as a component of discontinued operations.

Allowance for doubtful accounts

Allowances for doubtful accounts for tenant receivables are established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenants to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant credit losses on billed and unbilled rents receivable based upon an evaluation of the collectability of such amounts.

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

Identified Intangibles

The Company records acquired identified intangibles, which includes intangible assets (value of the above-market leases, and in-place leases) and intangible liabilities (value of below-market leases), based on estimated fair value. The value allocated to the above or below-market leases is amortized over the remaining lease term as a net adjustment to rental income.  Other intangible assets are amortized on a straight-line basis over the remaining lease term. Identified intangible assets are recorded in intangible assets, net and identified intangible liabilities are recorded in intangible liabilities, net on the consolidated statements of financial condition.  The weighted-average amortization period for intangible assets and liabilities is 14.3 years and 12.7 years, respectively, as of September 30, 2012.

The following summarizes identified intangibles as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	(dollars in thousands)
	Intangible Assets Above- market Leases	Intangible Assets In- place Leases	Intangible Liabilities Below-market Leases	Intangible Assets Above- market Leases	Intangible Assets In- place Leases	Intangible Liabilities Below-market Leases
Gross amount	$-	$5,535	$(2,030)	$-	$-	$-
Accumulated amortization	-	(334)	92	-	-	-
Total	$-	$5,201	$(1,938)	$-	$-	$-

The Company recorded amortization of acquired below-market leases of $31thousand and $0 for the quarters ended September 30, 2012 and 2011, respectively.  The Company recorded amortization of acquired below-market leases of $92 thousand and $0 for the nine months ended September 30, 2012 and 2011, respectively. Amortization of other intangible assets was $105 thousand, and $0 for the quarters ended September 30, 2012 and 2011, respectively.  Amortization of other intangible assets was $334 thousand, and $0 for the nine months ended September 30, 2012 and 2011, respectively.

(g) Allowance for Loan Losses and Reserve for Probable Credit Losses

The Company maintains a loan loss reserve on certain of its debt investments. A provision is established when the Company believes a loan is impaired, which is when it is deemed probable that the Company will be unable to collect principal and interest amounts due according to the contractual terms. A provision for credit losses related to loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30), may be established when it is probable the Company will not collect all amounts previously estimated to be collected. Management assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the statement of financial condition date.

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

Income recognition is suspended for the loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. Income is then recorded on a cash basis until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

Loans are assigned an internal rating of “Performing Loans,” “Watch List Loans” or “Workout Loans.”  Performing Loans meet all present contractual obligations.  Watch List Loans are defined as performing or nonperforming loans for which the timing of cost recovery is under review.  Workout Loans are defined as loans for which there is a likelihood that the Company may not recover its cost basis.

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

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (ASC 740), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of September 30, 2012.

The Company files tax returns in several U.S. jurisdictions, including New York State, and New York City.  The 2009 through 2011 tax years remain open to U.S. federal, state and local examinations.

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

Assets

Property, Plant, and Equipment (Topic 360)

In December 2011, the FASB released ASU 2011-10, Derecognition of in Substance Real Estate—a Scope Clarification.  The amendments in ASU 2011-20 provide that when a parent (reporting entity) ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt.  ASU 2011-10 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2012.  The adoption of ASU 2011-10 is not expected to have a material impact on the consolidated financial statements.

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

Transfers and Servicing (Topic 860)

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements.  In a typical repurchase agreement transaction, an entity transfers financial assets to the counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future.  Previous to this update, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and in order to do so, the transferor must have the ability to repurchase such assets. In connection with the issuance of ASU 2011-03, the FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations.  ASU 2011-03 removes the transferor’s ability criterion from consideration of effective control.  This update is effective for the first interim or annual period beginning on or after December 15, 2011 and did not have a material impact on the consolidated financial statements.

Financial Services – Investment Companies (Topic 946)

In October 2011, the FASB issued proposed ASU 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements, which would amend the criteria in Topic 946 for determining whether an entity qualifies as an investment company.  As proposed, this ASU would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for Real Estate Investment Trusts from this topic.  If promulgated in its current form, this proposal may result in a material modification to the presentation of the Company’s consolidated financial statements.  The Company is monitoring developments related to this proposal and is evaluating the effects it may have, if any, on the Company’s consolidated financial statements.

3. Cash and Cash Equivalents

The Company had $105.6 million and $202.8 million of cash equivalents held at independent national banking institutions at September 30, 2012 and December 31, 2011, respectively, and earned $1 thousand and $12 thousand in interest income on the Company’s cash balances for the quarters ended September 30, 2012 and December 31, 2011, respectively.

4.  Commercial Real Estate Loans Held for Investment

The following table represents the Company's commercial mortgage loans classified as held for investment at September 30, 2012 and December 31, 2011, which are carried at their principal balance outstanding, net of any related premium or discount, less an allowance for loan losses:

	September 30, 2012			December 31, 2011
			Percentage			Percentage
	Outstanding	Carrying	of Loan	Outstanding	Carrying	of Loan
	Principal	Value	Portfolio(1)	Principal	Value	Portfolio(1)
	(dollars in thousands)
First mortgages	$146,975	$146,437	19.9%	$439,795	$374,348	52.5%
Subordinate notes	41,495	38,837	5.6%	79,279	71,517	9.5%
Mezzanine loans	551,246	546,541	74.5%	317,915	306,936	38.0%
Total	$739,716	$731,815	100.0%	$836,989	$752,801	100.0%

(1) Based on outstanding principal.

The following table represents a summary of the changes in the carrying value of the Company’s commercial mortgage loans held for investment for the nine months ended September 30, 2012 and September 30, 2011, respectively:

	September 30, 2012				September 30, 2011
	First	Subordinate	Mezzanine		First	Subordinated	Mezzanine
	Mortgages	Notes	Loans	Total	Mortgages	Notes	Loans	Total
	(dollars in thousands)
Beginning principal balance, net of allowance for loan losses	$439,712	$79,208	$317,697	$836,617	$38,152	$42,007	$95,109	$175,268
Purchases, principal balance	46,500	8,501	299,172	354,173	529,899	65,738	362,936	$958,573
Remaining discount	(538)	(2,658)	(4,704)	(7,900)	(92,469)	(9,895)	(10,520)	$(112,884)
Principal payments	(218,325)	(15,113)	(54,842)	(288,280)	(135,691)	(26,786)	(169,062)	$(331,539)
Principal write-off	(36,396)	(6,405)	(11,000)	(53,801)	(16,002)	-	-	$(16,002)
Sales	(50,000)	-	-	(50,000)	-	-	-	-
Transfers to real estate held for sale	(34,595)	(24,768)	-	(59,363)	-	-	-	-
	146,358	38,765	546,323	731,446	323,889	71,064	278,463	673,416
Recovery (allowance) for loan losses	79	72	218	369	(40)	(23)	(44)	(107)
Commercial mortgage loans held for investment	$146,437	$38,837	$546,541	$731,815	$323,849	$71,041	$278,419	$673,309

At September 30, 2012 the Company had one loan that was to be accounted for pursuant to ASC Subtopic 310-30.  This loan was originally recorded at cost, which approximated fair value at the time of purchase.  The principal balance at September 30, 2012 was $43.4 million.  At December 31, 2011 the principal balance of loans recorded under Subtopic ASC 310-30 was $315.6 million.

The following table presents the accretable yield, or the amount of discount estimated to be realized over the life of the loans and the carrying value, related to the Company’s commercial real estate loan portfolio for the nine months ended September 30, 2012 and 2011, respectively, which were accounted for pursuant to ASC Subtopic 310-30:

	Accretable Yield
	September 30, 2012		September 30, 2011
	Accretable Yield	Carrying Value of the Loans	Accretable Yield	Carrying Value of the Loans
	(dollars in thousands)
Beginning balance	$13,259	$257,065	$-	$-
Additions	-	-	50,581	296,949
Accretion	(9,200)	9,200	(13,120)	13,120
Collections	-	(169,000)	-	(73,048)
Disposition/transfers	(1,126)	(53,865)	-	-
Decrease in cashflow estimates	(2,933)	-	-	-
Reclassifications from nonaccretable
difference	-	-	4,554	-
Ending balance	$-	$43,400	$42,015	$237,021

The following table summarizes the changes in the allowance for loan losses for the commercial mortgage loan portfolio for the nine months ended September 30, 2012 and 2011, respectively.

	September 30, 2012	September 30, 2011
	(dollars in thousands)

Balance, beginning of period	$369	$224
Reversal	(369)	-
Provision for loan loss	3,172	107
Charge-offs	(3,172)	-

Balance, end of period	$-	$331

The following tables present certain characteristics of the Company’s commercial mortgage loan portfolio as of September 30, 2012 and December 31, 2011, respectively.

September 30, 2012
Geographic Distribution			Property
Top 5 States	Remaining Balance	% of Loans (1)	Count
	(dollars in thousands)
Texas	$153,894	20.8%	104
Illinois	87,471	11.8%	96
New York	76,893	10.4%	8
Georgia	55,362	7.5%	50
California	51,522	7.0%	71

December 31, 2011
Geographic Distribution			Property
Top 5 States	Remaining Balance	% of Loans (1)	Count
	(dollars in thousands)
New York	$215,337	25.7%	25
California	195,401	23.3%	83
Texas	79,717	9.5%	59
Georgia	68,060	8.1%	6
Illinois	54,512	6.5%	75

(1)	Percentages based on remaining principal balance of the debt portfolio of $739.7 million and $837.0 million as of September 30, 2012 and December 31, 2011, respectively.

September 30, 2012

Property Type	Number of Assets	Outstanding Principal	% of Total
	(dollars in thousands)
Retail	9	$265,071	36%
Office	11	237,256	32%
Hotel	5	125,400	17%
Industrial	3	96,500	13%
Condominium	2	15,489	2%
Total	30	$739,716	100%

December 31, 2011

Property Type	Number of Assets	Outstanding Principal	% of Total
	(dollars in thousands)
Hotel	9	$343,606	41%
Office	14	174,621	21%
Retail	6	160,662	19%
Multi-family	2	132,000	16%
Condominium	2	26,100	3%
Total	33	$836,989	100%

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses.  Based on this analysis, the Company determined that no loan loss provision is necessary as of the quarter ended September 30, 2012. At December 31, 2011 the Company had an allowance for loan losses of approximately $369 thousand.   At September 30, 2012, two loans with a combined carrying value of approximately $57.0 million were designated as Watch List loans.  There was no provision for loan losses at September 30, 2012.

The following tables present the loan type and internal rating for the loans as of September 30, 2012 and December 31, 2011.

September 30, 2012
		Percentage	Internal Ratings
	Outstanding	of Loan	Performing	Watch List	Workout
Investment type	Principal	Portfolio	Loans	Loan	Loan
	(dollars in thousands)
First mortgages	$146,975	19.9%	$134,002	$12,973	$-
Subordinate notes	41,495	5.6%	41,495	-	-
Mezzanine loans	551,246	74.5%	507,246	44,000	-
	$739,716	100.0%	$682,743	$56,973	$-

December 31, 2011
		Percentage	Internal Ratings
	Outstanding	of Loan	Performing	Watch List	Workout
Investment type	Principal	Portfolio	Loans	Loans	Loans
	(dollars in thousands)
First mortgages	$439,795	52.5%	$398,815	$-	$40,980
Subordinate notes	79,279	9.5%	56,608	-	22,671
Mezzanine loans	317,915	38.0%	317,915	-	-
	$836,989	100.0%	$773,338	$-	$63,651

5. Preferred Equity Held for Investment

The following table represents the Company's preferred equity classified as held for investment at September 30, 2012 and December 31, 2011, which are carried at their principal balance outstanding less an allowance for loan losses:

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Beginning balance	$-	$22,700
Purchases, principal balance	39,769	-
Principal payments	-	(22,718)
Less: allowance for loan losses	-	(20)
Recovery	-	38
Preferred equity held for investment
	$39,769	$-

The following table summarizes the changes in the allowance for loan losses for the preferred equity for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(dollars in thousands)

Balance, beginning of period	$-	$18
Provision for loan loss	-	20

Balance, end of period	$-	$38

The Company’s preferred equity portfolio had a principal balance outstanding of $39.8 million as of September 30, 2012, that consisted of one investment secured by the equity in ten multifamily properties located in the suburban Baltimore and Washington, D.C. area.  The Company had no preferred equity investments at December 31, 2011.

6. Investment in Real Estate, Net and Real Estate Held for Sale

At September 30, 2012 and December 31, 2011, investment in real estate, net consists of the following:

	As of
	September 30, 2012	December 31, 2011
	(dollars in thousands)

Land	$7,490	$7,289
Buildings and improvements	27,306	25,961
Subtotal	34,796	33,250
Less: Accumulated depreciation	(870)	(54)
Investments in real estate, net	$33,926	$33,196

For the quarters ended September 30, 2012 and 2011, depreciation expense was $271 thousand, and $0, respectively.  For the nine months ended September 30, 2012, and 2011, depreciation expense was $816 thousand, and $0, respectively.

Real Estate Acquisitions

For the nine months ended September 30, 2012 the Company finalized the purchase price allocation related to the following real estate acquisitions:

Date of acquisition	Type	Location	Purchase Price
			(dollars in thousands)
November 2011	Warehouse/distribution center	Phoenix, AZ	$33,250
February 2012	Warehouse	Las Vegas, NV	5,050
			$38,300

The Company has estimated the fair value of the assets and liabilities at the date of acquisition.  The allocation of the purchase price for the warehouse/distribution center in Phoenix was finalized during the quarter ended March 31, 2012 and resulted in the Company recording $5.2 million in intangible assets and $1.6 million of intangible liabilities.  In connection with the acquisition of the warehouse in Nevada during the quarter ended March 31, 2012, the Company recorded $318 thousand in intangible assets and $421 thousand of intangible liabilities.  The Company did not acquire real estate during the quarter ended September 30, 2012.

The supplemental unaudited pro forma financial information set forth below is based upon the Company's historical consolidated statements of comprehensive income for the quarters and  nine months ended September 30, 2012, and 2011, adjusted to give effect to the above transactions as of January 1, 2011.

	Business Combinations Actual		Pro Forma Consolidated
	For the quarter ended	For the nine months ended	For the quarter ended		For the nine months ended
	September 30, 2012		September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(dollars in thousands, except per share data)
Pro forma revenues	$809	$2,332	$27,440	$44,966	$69,157	$78,106
Pro forma net (loss) income	$2	$235	$22,628	$39,938	$53,149	$67,010
Pro forma net income per common share - basic/diluted	$0.00	$0.00	$0.30	$0.52	$0.69	$1.16

The supplemental pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred January 1, 2011, nor does it purport to represent the results of future operations.

For the nine months ended September 30, 2012, the Company acquired the following real estate in connection with a deed-in-lieu of foreclosure (amounts in thousands):

Date	Type	Location	Carrying Value of Loan at Time of REO
			(dollars in thousands)
February 2012	Hotels	Various	$55,973

Real estate acquired via deed in lieu of foreclosure during the nine months ended September 30, 2012 is classified as assets held for sale as of September 30, 2012, and is unencumbered by contractual debt obligations.  The working capital related to assets classified as held for sale is comprised of $5.7 million in current assets and $2.6 million in current liabilities as of September 30, 2012.  The net working capital of $3.1 million is included in other assets in the consolidated statement of financial condition.  The Company had no assets classified as real estate held for sale at December 31, 2011.

During the nine months ended September 30, 2012, the Company recognized a $3.2 million provision for loan loss in connection with taking possession of the collateral underlying loans via a deed in lieu of foreclosure.

Discontinued Operations

The following table summarizes income from discontinued operations, which represents the income from the operations of the properties held for sale, for the quarter and nine months ended September 30, 2012:

	Quarter ended September 30, 2012	Nine months ended September 30, 2012
Revenue:	(dollars in thousands)
Operating income	$7,415	$20,789

Expenses:
Property operating expenses	4,087	14,126
Pretax earnings	3,328	6,663

Income tax	425	2,284
Total income from discontinued operations	$2,903	$4,379

During the quarter ended September 30, 2012 the Company recognized an approximate $2.6 million impairment charge related to one of the assets held for sale.  The impairment charge is measured as the excess of the carrying value of the individual asset over the anticipated sale price.  The anticipated sale price is based on an executed purchase and sale agreement.

The Company had no discontinued operations for the quarter ended September 30, 2011.

Disposition of Assets held for sale

No sales occurred during the quarter ended September 30, 2012.  During the nine months ended September 30, 2012, the Company sold two hotels resulting in net proceeds of approximately $10.5 million.  The sales transactions resulted in pre-tax gains approximating $1.8 million for the nine months ended September 30, 2012, which are recorded as a gain on sale from discontinued operations.  No sales occurred during the quarter and nine months ended September 30, 2011.

7.  Fair Value Measurements

The Company applies the fair value guidance in accordance with U.S. GAAP to account for its financial instruments.  The Company categorizes its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the consolidated balance sheets or disclosed in the related notes are categorized based on the inputs to the valuation techniques as follows:

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

Short-term Instruments

The carrying value of cash and cash equivalents, accrued interest receivable, dividends payable, accounts payable and other liabilities, and accrued interest payable generally approximates estimated fair value due to the short term nature of these financial instruments.

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

Interest Rate Swaps

Interest rate swaps are valued using internal pricing models that are corroborated using third party quotes.  The Company incorporates common market pricing methods, including a spread measurement to the Treasury curve in its estimates of fair value.  Management ensures that current market conditions are reflected in its estimates of fair value.

The Company's financial assets and liabilities carried at fair value on a recurring basis are as follows:

	September 30, 2012
	Level 1	Level 2	Level 3
	(dollars in thousands)
Liabilities:
Interest Rate Swap	$-	$100	$-

The Company had no financial assets or liabilities carried at fair value on a recurring basis at December 31, 2011.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

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

Commercial real estate loan assets totaled $731.8 million and $752.8 million at September 30, 2012 and December 31, 2011, respectively.  These loans are held for investment and are recorded at amortized cost less an allowance for loan losses. The estimated fair value of these loans is $750.2 million as of September 30, 2012.  Such estimates take into consideration expected changes in interest rates and changes in the underlying collateral cash flows.  The fair value of commercial real estate loans is based on the loan’s contractual cash flows and estimated changes in the yield curve.  The fair value also reflects consideration of changes in credit risk since the loan was originated.

Preferred equity investments totaled $39.8 million at September 30, 2012.  The Company held no preferred equity investments at December 31, 2011.  The preferred equity investment is recorded at amortized cost less an allowance for loan losses. The estimated fair value of this investment is $39.6 million as of September 30, 2012. The fair value of preferred equity is based on the underlying cash flows and estimated changes in the yield curve.  The fair value also reflects consideration of changes in credit risk since the time of initial investment.

The carrying value of participations sold is based on the loan’s amortized cost.  The fair value of participations sold is based on the fair value of the underlying related commercial loan.

Mortgages payable totaled $19.2 million at September 30, 2012.  The carrying value of the Company’s mortgage loans are considered to approximate their fair value as a result of the recent issuance of the debt obligations.

The following table summarizes the estimated fair value for all financial assets and liabilities as of September 30, 2012 and December 31, 2011.

		September 30, 2012		December 31, 2011
		Carrying Value	Fair Value	Carrying Value	Fair Value
	Level in Fair	(dollars in thousands)
Financial assets:	Value Hierarchy
Cash and cash equivalents(1)	1	$105,575	$105,575	$202,814	$202,814
Commercial real estate investments:
Senior	3	146,437	149,188	374,348	379,877
Subordinate	3	38,837	42,331	71,517	76,115
Mezzanine	3	546,541	558,670	306,936	316,157
Preferred equity	3	39,769	39,553	-	-

Financial liabilities:
Mortgage payable	2	19,150	19,150	16,600	16,600
Participations sold	3	-	-	14,755	14,755
Interest rate swap liability	2	100	100	-	-

(1) Carrying value approximates fair value due to the short-term maturities of these items.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Nonfinancial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Real estate held for sale totaled $41.5 million at September 30, 2012 and is recorded at its estimated fair value less costs to sell (considered to be Level 3 in the fair value hierarchy).  The estimated fair value is based on the property's future discounted cash flows to be generated using discount rates ranging from 12% to 13.5% and terminal cap rates ranging from 10.0% to 10.5%, sales comparables, or the expected sales price based on an executed purchase and sale agreement. Estimates of fair value take into consideration U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors.

Transfers in and out of Level 3 for the nine months ended September 30, 2012 and the year ended December 31, 2011 totaled $52.8 million and $0, respectively, and relate to real estate held for sale.

8.  Income Taxes

For the period ended September 30, 2012 the Company is qualified to be taxed as a REIT.  As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements including certain asset, income and stock ownership tests. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.  It is assumed that the Company will retain its REIT status by complying with the REIT regulations and its distribution policy in the future. The state and city tax jurisdictions for which the Company is subject to tax filing obligations recognize the Company’s status as a REIT.  In December of 2011, the Company created a taxable REIT subsidiary (TRS) to hold those assets which represent non-qualified REIT assets.

During the quarter and nine months ended September 30, 2012, the Company recorded estimated federal and state income tax expense related to earnings of its TRS in the amount of $425 thousand  and $2.3 million, respectively, that is primarily attributable to income from discontinued operations of hotels.  This amount is recorded as a component of net income from discontinued operations in the accompanying consolidated statement of comprehensive income.

The Company files tax returns in several U.S. jurisdictions, including New York State and New York City.  The 2009 through 2011 tax years remain open to U.S. federal, state and local tax examinations.

9.  Common Stock

During the quarter ended September 30, 2012, the Company declared dividends to common shareholders totaling $24.5 million or $0.32 per share which was paid to shareholders on October 25, 2012.  During the quarter ended September 30, 2011, the Company declared dividends to common shareholders totaling $23.0 million or $0.30 per share.

During the nine months ended September 30, 2012, the Company declared dividends to common shareholders totaling $65.9 million or $0.86 per share of which $24.5 million or $0.32 per share was paid to shareholders on October 25, 2012.  During the nine months ended September 30, 2011, the Company declared dividends to common shareholders totaling $46.3 million or $0.78 per average share of which $23.0 or $0.30 per share was paid to shareholders on October 27, 2011.

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

11.  Debt Obligations

The Company has two first mortgages outstanding with aggregate principal balances as of September 30, 2012 and December 31, 2011 as follows:

			Outstanding Balance

Maturity	Type	Fixed interest rate/spread over 1 Month LIBOR (1)	September 30, 2012	December 31, 2011
			(dollars in thousands)
2016	Fixed	3.50	$16,600	$16,600
2017 (2)	Variable	2.24	2,550	-
			$19,150	$16,600

(1) Applicable for variable rate loans
(2) The Company has entered into an interest rate swap to hedge against increases in interest rates. Refer to footnote 15 for more detail.

Interest expense relating to the mortgages payable, including amortized mortgage costs and the effect of the interest rate swap associated with one loan, for the quarter and nine months ended September 30, 2012 was $187 thousand and $581 thousand, respectively.

12.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, a wholly owned subsidiary of Annaly, which provides for an initial term through December 31, 2013 with an automatic one year extension option and is subject to certain termination rights.  The Company pays FIDAC a quarterly management fee equal to 1.50% per annum of its stockholders’ equity which is the sum of net proceeds from any issuance of the Company’s equity securities since inception, consolidated retained earnings (excluding non-cash equity compensation), any amount the Company pays for repurchases of its common stock, and less any unrealized gains, or losses or other items that do not affect realized income, as adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash charges of the Company.  Management fees accrued and subsequently paid to FIDAC were $3.4 million for the quarters ended September 30, 2012 and 2011.  Management fees accrued and subsequently paid to FIDAC were $10.3 million and $7.4 million for the nine months ended September 30, 2012 and 2011.

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

As of September 30, 2012 Annaly owned approximately 12.4% of the Company’s outstanding shares as an equity investment.

The Company uses RCap Securities, Inc. (“RCap”), a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to settle trades.  RCap receives customary, market-based fees and charges in return for such services.   For the quarter ended September 30, 2012 the Company paid RCap approximately $9 thousand for its services.

13.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of September 30, 2012 and 2011.

The Company agreed to pay the underwriters of its initial public offering $0.15 per share for each share sold in the initial public offering if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the initial public offering our Core Earnings (as described below) for any such four-quarter period exceeds an 8% performance hurdle rate (as described below).  The performance hurdle rate is met if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the Company’s initial public offering its Core Earnings for any such four-quarter period exceeds the product of (x) the weighted average of the issue price per share of all public offerings of its common stock, multiplied by the weighted average number of shares outstanding (including any restricted stock units, any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans) in such four-quarter period and (y) 8%.  Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, depreciation and amortization (to the extent that the Company forecloses on any properties underlying our target assets), any unrealized gains, losses or other non-cash items recorded for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between FIDAC and the Company’s independent directors and after approval by a majority of the Company’s independent directors.  During the quarter ended September 30, 2012 the Company paid the underwriters $2.0 million, representing the full amount due, as a result of meeting the required hurdle.

14.  Participations Sold

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

The loan related to the remaining participation sold was repaid during the nine months ended September 30, 2012.  The following table describes our participations sold assets and liabilities as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Participations sold assets
Gross carrying value	$-	$14,755
Less: Provision for loan losses	-	-
Net book value of assets	$-	$14,755

Liabilities
Net book value of liabilities	$-	$14,755
Net impact to shareholders' equity	$-	$-

15. Risk Management and Derivative Activities

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

As of September 30, 2012, the Company had one interest rate swap outstanding which has not been designated as a hedging instrument for accounting purposes.  As of December 31, 2011, the Company had no interest rate swaps outstanding.

The following table presents the fair value of the Company's derivative instrument, its classification on the consolidated statements of financial condition and the consolidated statement of comprehensive income as of September 30, 2012, and the amount of income (expense) recognized during the quarter ended September 30, 2012:

	Location in Consolidated Statements of Financial Condition	Location in Consolidated Statements of Operations and Comprehensive Income (Loss)	Notional Amount	Fair Value Net Asset (Liability)	Interest Income (Expense) on Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
September 30, 2012	Accounts payable and other liabilities	Interest Expense	2,550	(100)	(20)	(100)

The Company's counterparties held no cash margin as collateral against the Company's derivative contracts as of September 30, 2012 and December 31, 2011.

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

16. Stockholders' Equity

Earnings Per Share

Earnings per share for the three and nine months ended September 30, 2012 and 2011, respectively, is computed as follows:

	Quarter ended September 30, 2012	Quarter ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
	(dollars in thousands)		(dollars in thousands)
Numerator:
Net income	$22,628	$39,936	$53,126	$66,622
Effect of dilutive securities:	-	-	-	-
Dilutive net income available to stockholders	$22,628	$39,936	$53,126	$66,622

Denominator:
Average shares available to common stockholders	76,630,528	76,620,112	76,625,054	57,887,511
Weighted Average Dilutive Shares	-	-	-	-
Net income per average share attributable to common stockholders - Basic/Diluted	$0.30	$0.52	$0.69	$1.15

17. Segment Reporting

ASC 280, Segment Reporting (ASC 280), establishes the manner in which public entities report information about operating segments in annual and interim financial reports issued to shareholders.  ASC 280 defines a segment as a component of an enterprise about which separate financial information is available and that is evaluated regularly to allocate resources and assess performance. The Company conducts its business through two segments: debt investments and investment in real estate. For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.  The quarter ended December 31, 2011 is the first quarter the Company was required to report more than one segment due to the purchase of two warehouse and distribution facilities in Arizona.  Below are the operating results for the quarters and nine months ended September 30, 2012 and 2011, respectively.

	For the Quarter Ended September 30, 2012

	Corporate/ Unallocated	Debt Investments	Real Estate Investments	Inter-segment Transactions	Consolidated Total
	(dollars in thousands)
Net interest income:
Interest income	$-	$27,387	$-	$(546)	$26,841
Interest expense	-	-	(187)	-	(187)
Servicing fees	-	(144)	(5)	-	(149)
Net interest income	-	27,243	(192)	(546)	26,505

Other income:
Realized loss on sale of loan	-	-	-	-	-
Miscellaneous fee income	-	126	-	-	126
Rental income	-	-	809	-	809
Total other income	-	126	809	-	935

Other expenses:
Management fees to affiliate	3,446	-	-	-	3,446
General and administrative expenses	928	35	364	-	1,327
Amortization Expense	-	-	105	-	105
Depreciation expense	-	-	271	-	271
Total other expenses	4,374	35	740	-	5,149

Net (loss) income before income tax	(4,374)	27,334	(123)	(546)	22,291

Income tax	-	-	6	-	6

(Loss) income from continuing operations	(4,374)	27,334	(129)	(546)	22,285

Net income from discontinued operations (net of tax expense of $425)	-	-	2,357	546	2,903
Gain on sale from discontinued operations	-	-	-	-	-
Impairment charges			(2,560)		(2,560)
Total (loss) income from discontinued operations	-	-	(203)	546	343

Net (loss) income	$(4,374)	$27,334	$(332)	$-	$22,628

Total assets	$873	$926,830	$93,498	$(52,789)	$968,412

	For the Quarter Ended September 30, 2011
	Corporate/ Unallocated	Debt Investments	Real Estate Investments	Inter-segment Transactions	Consolidated Total
	(dollars in thousands)
Net interest income:
Interest income	$-	$44,174	$-	$-	$44,174
Interest expense	-	(21)	-	-	(21)
Servicing fees	-	(213)	-	-	(213)
Net interest income	-	43,940	-	-	43,940

Other income:
Miscellaneous fee income	-	217	-	-	217
Total other income	-	217	-	-	217

Other expenses:
Management fees to affiliate	3,373	-	-	-	3,373
General and administrative expenses	842	6	-	-	848
Total other expenses	4,215	6	-	-	4,221

Net (loss) income before income tax	(4,215)	44,151	-	-	39,936

Income tax	-	-	-	-	-

Net (loss) income	$(4,215)	$44,151	$-	$-	$39,936

Total assets	$788	$946,207	$-	$-	$946,995

	For the Nine Months Ended September 30, 2012

	Corporate/ Unallocated	Debt Investments	Real Estate Investments	Inter-segment Transactions	Consolidated Total
	(dollars in thousands)
Net interest income:
Interest income	$-	$69,881	$-	$(2,136)	$67,745
Interest expense	-	(276)	(581)	-	(857)
Servicing fees	-	(366)	(12)	$-	(378)
Net interest income	-	69,239	(593)	(2,136)	66,510

Other income:
Realized loss on sale of loan	-	(525)	-	-	(525)
Miscellaneous fee income	-	768	-	-	768
Rental income	-	-	2,332	-	2,332
Total other income	-	243	2,332	-	2,575

Other expenses:
Provision loan losses, net	-	(369)	3,172	-	2,803
Management fees to affiliate	10,343	-	-	-	10,343
General and administrative expenses	3,313	1,161	743	-	5,217
Amortization Expense	-	-	334	-	334
Depreciation expense	-	-	816	-	816
Total other expenses	13,656	792	5,065	-	19,513

Net (loss) income before income tax	(13,656)	68,690	(3,326)	(2,136)	49,572

Income tax	1	-	38	-	39

(Loss) income from continuing operations	(13,657)	68,690	(3,364)	(2,136)	49,533

Net income from discontinued operations (net of tax expense of $2,284)	-	-	2,243	2,136	4,379
Gain on sale from discontinued operations	-	-	1,774	-	1,774
Impairment charges	-		(2,560)		(2,560)
Total income from discontinued operations	-	-	1,457	2,136	3,593

Net (loss) income	$(13,657)	$68,690	$(1,907)	$-	$53,126

Total assets	$873	$926,830	$93,498	$(52,789)	$968,412

	For the Nine Months Ended September 30, 2011
	Corporate/ Unallocated	Debt Investments	Real Estate Investments	Inter-segment Transactions	Consolidated Total
	(dollars in thousands)
Net interest income:
Interest income	$-	$64,672	$-	$-	$64,672
Interest expense	-	(2,295)	-	-	(2,295)
Servicing fees	-	(429)	-	-	(429)
Net interest income	-	61,948	-	-	61,948

Other income:
Realized gains on sales of investments	-	13,925	-	-	13,925
Miscellaneous fee income	-	217	-	-	217
Total other income	-	14,142	-	-	14,142

Other expenses:
Provision for loan losses, net	-	127	-	-	127
Management fees to affiliate	7,398	-	-	-	7,398
General and administrative	1,846	96	-	-	1,942
Total other expenses	9,244	223	-	-	9,467

Net (loss) income before income tax	(9,244)	75,867	-	-	66,623
Income tax	1	-	-	-	1

Net (loss) income	$(9,245)	$75,867	$-	$-	$66,622

Total assets	$788	$946,207	$-	$-	$946,995

18. Subsequent Events

The United States Government filed an action in the U.S. District Court Eastern District of New York on April 17, 2012 relating to the collateral securing one of the Company’s loans that is classified as a Watch List loan as of September 30, 2012.  On July 5, 2012, the Company provided a notice to the borrower that an event of default under the loan agreements had occurred as a result of the borrower’s failure to pay interest due and owing and replenish the debt reserve account.  The Company continues to evaluate the loan in connection with the proposed allegations.  The Company has a perfected security interest in the collateral underlying the loan and believes the loan is currently fully collateralized and expects to recover our net investment in the loan, which approximates $13.0 million at September 30, 2012.  The Company does not expect the final resolution of the aforementioned action to have a material impact on the Company’s consolidated financial statements.

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

Executive Summary

We are a commercial real estate company that acquires, manages, and finances, directly or through our subsidiaries, commercial mortgage loans and other commercial real estate debt, commercial real property, commercial mortgage-backed securities, or CMBS, other commercial real estate-related assets and Agency residential mortgage-backed securities.  We expect that the commercial real estate loans we acquire will be fixed and floating rate first mortgage loans secured by commercial properties.  We may also acquire subordinated commercial mortgage loans and mezzanine loans.  We have also invested in long-term sale-leaseback and build-to-suit transactions for companies in the U.S. and we may engage in these transactions in Europe.  The long term sale-leaseback and build to suit properties are triple-net leased to corporate tenants.  The triple-net leases require that in sale-leaseback transactions, each tenant pays substantially all of the costs associated with operating and maintaining the property, including real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance and capital expenditures.  From time to time, we also acquire commercial real property as part of our resolution of commercial mortgage loans and other commercial real estate debt where a borrower defaults on their obligations and we take title to the collateral underlying the commercial mortgage loans and other commercial real estate debt through foreclosure or other means.

We acquire CMBS which are rated AAA through BBB as well as CMBS that are below investment grade or are non-rated.  The other commercial real estate-related securities and other commercial real estate asset classes consist of debt and equity tranches of commercial real estate collateralized debt obligations, or CRE CDOs, loans to real estate companies including real estate investment trusts, or REITs, and real estate operating companies, or REOCs, commercial real estate securities and commercial real property.  In addition, we may acquire residential mortgage-backed securities, or RMBS, for which a U.S. Government agency such as Ginnie Mae, or a federally chartered corporation such as Fannie Mae and Freddie Mac, guarantees payments of principal and interest on the securities.  We refer to these securities as Agency RMBS.  We refer to Ginnie Mae, Fannie Mae, and Freddie Mac collectively as the Agencies.

We are externally managed by Fixed Income Discount Advisory Company, which we refer to as FIDAC, or our Manager.  FIDAC is a wholly owned subsidiary of Annaly Capital Management, Inc., or Annaly.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending on December 31, 2009.  Our targeted asset classes and the principal investments we expect to make in each include:

●	Commercial Mortgage Loans, consisting of:

o	A-Notes and other first mortgage loans that are secured by commercial and multifamily properties

o	Construction loans

●	Subordinated Debt and Preferred Equity

o	B-Notes, C-Notes, and other subordinated notes

o	Mezzanine loans

o	Loan participations

o	Preferred equity

●	Commercial Real Property

o	Office buildings

o	Hotels

o	Retail

o	Industrial

o	Multifamily

o	Residential condominiums

o	Other commercial real property including land

●	Commercial Mortgage-Backed Securities, or CMBS, consisting of:

o	CMBS rated AAA through BBB

o	CMBS that are rated below investment grade or are non-rated

●	Other Commercial Real Estate Assets, consisting of:

o	Debt and equity tranches of CRE CDOs

o	Loans to real estate companies including REITs and REOCs

o	Commercial real estate securities

●	Agency RMBS:

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

Factors Impacting our Operating Results

In addition to the prevailing market conditions, our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial mortgage loans, commercial real estate debt, CMBS and other financial assets in the marketplace. Our net interest income includes the actual payments we receive and is also impacted by the amortization of purchase premiums and accretion of purchase discounts. Our net interest income varies over time, primarily as a result of changes in interest rates, and with respect to Agency RMBS we own, prepayment rates and prepayment speeds as measured by the Constant Prepayment Rate, or CPR, on our CMBS and Agency RMBS assets. Interest rates and prepayment rates vary according to the type of asset, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans are held directly by us or are included in our CMBS.

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

Based upon the review, loans are assigned an internal rating of Performing Loans, Watch List Loans or Workout Loans.   Loans that are deemed Performing Loans meet all present contractual obligations.  Watch List Loans are defined as performing or nonperforming loans for which the timing of cost recovery is under review.  Workout Loans are defined as loans for which there is a likelihood that we may not recover its cost basis.

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

Investment Activities

At September 30, 2012, our investment portfolio consisted of $731.8 million of loans, $39.8 million of preferred equity and $78.7 million of equity investments in real estate, which includes real estate held for sale.

The following segmented table summarizes certain characteristics of our investment portfolio at September 30, 2012 and December 31, 2011:

	As of September 30, 2012	As of December 31, 2011
Commercial Real Estate Debt and Preferred Equity Portfolio	(dollars in thousands)
Commercial real estate debt and preferred equity investment portfolio at period-end	$771,584	$752,801
Fixed-rate investments as percentage of portfolio	65%	38%
Adjustable rate investments as percentage of portfolio	35%	62%
Fixed-rate investments
Commercial real estate debt as percentage of fixed-rate assets	92%	100%
Commercial preferred equity as percentage of fixed-rate assets	8%	-
Adjustable rate investments
Commercial mortgage loans as percentage of adjustable-rate assets	100%	100%
Weighted average yield on interest earning assets at period-end	10.29%	29.86%

Real Estate Properties Portfolio including Real Estate Held for Sale
Real estate investment at period-end	78,703	33,196
Financing on real estate	19,150	16,600
Annualized yield on real estate investment portfolio at period end (1)	9.44%	7.67%
Weighted average cost of funds on real estate investment financing(2)	3.49%	3.50%

(1)	The impairment charge and gain on sales related to discontinued operations were not annualized for purposes of determining the yield on equity.
(2)	Includes the effect of the interest rate swap for the quarter ended September 30, 2012.

The following table represents our debt portfolio at September 30, 2012:

Commercial Loans on Real Estate
September 30, 2012
(dollars in thousands)

Property Type				Stated	Payment		Carrying
Commercial mortgage loans	Location	Coupon		Maturity Date	Terms	Face Amount	Amount
Hotel	Grand Cayman	6.75%		Oct-14	I/O	$43,400	$43,400
Retail	IN	4.75%		Nov-14	I/O	23,814	23,814
Retail	CO	5.58%		May-17	30 year	17,772	15,575
Condo	NY	-%	(1)	Dec-13	I/O	12,973	12,973
Condo	NJ	12.08%		Dec-14	I/O	2,516	2,513
Industrial	TX	6.40%		Aug-14	I/O	34,000	35,662
Retail	PA	4.50%		Aug-15	I/O	12,500	12,500
Commercial mortgage loans: weighted average coupon		5.51%		Commercial mortgage loans total		$146,975	$146,437

Subordinate & Mezzanine debt (2)

Office	Various	11.50%		Dec-14	I/O	$96,304	$96,304
Retail	Various	11.25%		Apr-17	25 year	87,412	87,412
Industrial	Various	11.00%		Jun-17	I/O	50,000	50,000
Retail	Various	7.71%		Dec-15	Fixed paydown	45,925	42,905
Hotel	TX	10.53%		Sep-16	I/O	44,000	44,000
Retail	Various	12.24%		Dec-19	I/O	40,000	40,000
Retail	TX	11.25%		Apr-15	30 year	27,130	27,130
Office	IL	6.66%		Jun-15	I/O	25,000	23,107
Office	GA	12.17%		Oct-13	I/O	20,500	20,500
Office	CA	11.13%		Oct-14	I/O	20,000	20,000
Office	NY	11.15%		Sep-21	I/O	18,000	18,000
Hotel	NY	10.83%		Sep-13	I/O	17,000	17,000
Office	IL	5.64%		Jan-15	30 year	16,495	15,730
Hotel	NY	12.61%		Sep-13	I/O	13,000	13,000
Office	NY	10.00%		Jul-21	I/O	10,000	10,000
Hotel	CA	12.25%		Apr-17	I/O	8,000	8,000
Office	IL	12.25%		Aug-15	I/O	6,500	6,500
Office	NY	10.00%		Dec-14	Fully Amortizing	4,385	4,385
Retail	IN	16.79%		Nov-14	I/O	4,518	4,518
Office	MD	11.70%		Aug-17	I/O	9,942	9,942
Office	MD	11.20%		Aug-17	I/O	10,130	10,130
Industrial	TX	6.40%		Aug-14	I/O	12,500	10,815
Retail	PA	11.75%		Aug-15	I/O	6,000	6,000
Subordinate & mezzanine debt: weighted average coupon		10.65%		Subordinate & mezzanine debt total		$592,741	$585,378
Total debt portfolio: weighted average coupon		9.63%		Total debt portfolio		$739,716	$731,815

Preferred Equity
Multi-family	MD	11.00%		Aug-22	I/O	$39,769	$39,769
Commercial real estate debt and preferred equity portfolio: weighted average coupon		9.70%		Total commercial real estate debt and prefered equity portfolio		$779,485	$771,584

(1) Loan on non-accrual status as of September 30, 2012.
(2) Subject to prior liens.

Results of Operations

Net Income Summary

Our net income for the quarter and nine months ended September 30, 2012 was $22.6 million and $53.1 million, or $0.30 and $0.69 per average share, respectively.  Our net income for the quarter and nine months ended September 30, 2011 was $39.9 million and $66.6 million, or $0.52 and $1.15 per share, respectively.   We attribute the decrease in net income for the quarter ending September 30, 2012 primarily to the decrease in accretion income of $22.2 million, partially offset by an increase of coupon related interest income of $5.1 million as compared to the quarter ended September 30, 2011.  We primarily attribute the decrease in net income for the nine months ended September 30, 2012 to the  sale of our CMBS portfolio for a gain of $13.9 million during the nine months ended September 30, 2011.

The table below presents the Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2012 and 2011:

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)

	For the Quarter Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net interest income:
Interest income	$26,841	$44,174	$67,745	$64,672
Interest expense	(187)	(21)	(857)	(2,295)
Servicing fees	(149)	(213)	(378)	(429)
Net interest income	26,505	43,940	66,510	61,948

Other income:
Realized loss on sale of loan	-	-	(525)	-
Realized gains on sales of investments	-	-	-	13,925
Miscellaneous fee income	126	217	768	217
Rental income	809	-	2,332	-
Total other income	935	217	2,575	14,142

Other expenses:
Provision for loan losses, net	-	-	2,803	127
Management fees to affiliate	3,446	3,373	10,343	7,398
General and administrative expenses	1,327	848	5,217	1,942
Amortization expense	105	-	334	-
Depreciation expense	271	-	816	-
Total other expenses	5,149	4,221	19,513	9,467

Income before income tax	22,291	39,936	49,572	66,623
Income tax	6	-	39	1
Net income from continuing operations	22,285	39,936	49,533	66,622

Net income from discontinued operations (net of tax expense of $425, $0, $2,284 and $0, respectively)	2,903	-	4,379	-
Gain on sale from discontinued operations	-	-	1,774	-
Impairment charges	(2,560)	-	(2,560)	-
Total income from discontinued operations	343	-	3,593	-

Net Income	$22,628	$39,936	$53,126	$66,622

Net income per average share-basic and diluted, continuing operations	$0.29	$0.52	$0.65	$1.15
Total income per average share-basic and diluted, discontinued operations	0.01	-	0.04	-
Net income per average share-basic and diluted	$0.30	$0.52	$0.69	$1.15
Dividend declared per share of common stock	$0.32	$0.30	$0.86	$0.78
Weighted average number of shares outstanding-basic and diluted	76,630,528	76,620,112	76,625,054	57,887,511
Comprehensive income:
Net income	$22,628	$39,936	$53,126	$66,622
Other comprehensive income:
Unrealized gains on securities available-for-sale	-	1,649	-	7,847
Reclassification adjustment for realized gains included in net income	-	-	-	(13,925)
Total other comprehensive income	-	1,649	-	(6,078)
Comprehensive income	$22,628	$41,585	$53,126	$60,544

Interest Income and Average Earning Asset Yield

We had average earning assets of $747.0 million and $1.1 billion for the quarters ended September 30, 2012 and 2011, respectively, decreasing primarily as a result of the sale of Agency RMBS during the quarter ended December 31, 2011.  Our interest income, net of service fees, was $26.7 million and $44.0 million for the quarters ended September 30, 2012 and 2011, respectively and the yield on our portfolio, excluding cash, was 14.29% and 16.42% for the quarters ended September 30, 2012 and 2011, respectively.  Interest income decreased $17.3 million due to a net decrease in accretion income of $22.2 million, partially offset by an increase of coupon related interest income of $5.1 million as compared to the quarter ended September 30, 2011.

We had average earning assets of $691.8 million and $868.7 million for the nine months ended September 30, 2012 and 2011, respectively, decreasing primarily as a result of the sale of Agency RMBS during the quarter ended December 31, 2011.  Our interest income, net of service fees, was $67.4 million and $64.2 million for the nine months ended September 30, 2012 and 2011, respectively and the yield on our portfolio, excluding cash, was 12.98% and 9.89% for the nine months ended September 30, 2012 and 2011, respectively.  Interest income, net of service fees, increased $3.2 million primarily due to an overall increase in the weighted average coupon of the portfolio.

Interest Expense and the Cost of Funds

We had average borrowed funds of $19.2 million and $40.0 million and total interest expense, which includes the change in market value of the swap, of $187 thousand and $21 thousand for the quarters ended September 30, 2012 and 2011, respectively and our average cost of funds, including the change in market value of the interest rate swap, was 3.92% and 0.21% for the quarters ended September 30, 2012 and 2011, respectively.  Our interest expense increased $166 thousand for the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011 primarily due to a higher weighted average cost of funds.

We had average borrowed funds of $26.1 million and $110.0 million and total interest expense, which includes the change in market value of the interest rate swap, of $857 thousand and $2.3 million for the nine months ended September 30, 2012 and 2011, respectively, and our average cost of funds, including the change in market value of the interest rate swap, was 4.39% and 2.78% for the nine months ended September 30, 2012 and 2011, respectively.  Our interest expense decreased $1.4 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily due to the repayment of the TALF debt.

Net Interest Income

Our net interest income, which equals interest income less interest expense and service fees, totaled $26.5 million and $43.9 million for the quarters ended September 30, 2012 and 2011, respectively.  Our net interest income decreased $17.4 million primarily due to a net of a decrease in accretion income of $22.2 million, offset by an increase of coupon related interest income of $5.1 million as compared to  the quarter ended September 30, 2011.  Our net interest spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 10.37% and 16.21% for the quarters September 30, 2012 and 2011, respectively.  For the quarter ended September 30, 2012, the decrease in net interest spread is primarily due to a decrease in the recognition of accretion income when compared to the quarter ended September 30, 2011.

Our net interest income totaled $66.5 million and $61.9 million for the nine months ended September 30, 2012 and 2011, respectively.  Our net interest income increased $4.6 million primarily due to the purchase of additional assets and an increase in the portfolio’s weighted average coupon for the quarter ended September 30, 2012 when compared to the quarter ended September 30, 2011.  Our net interest spread was 8.59% and 7.11% for the nine months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012, the increase in net interest spread is primarily due to an increase in the weighted average coupon of the portfolio compared to the nine months ended September 30, 2011.

The table below summarizes our average earning assets held, total interest income, weighted average yield on average interest earning assets for the period, average balance of interest bearing liabilities, interest expense, weighted average cost of funds for the period, net interest income, and net interest rate spread for the periods presented.

Net Interest Income
(Ratios have been annualized, dollars in thousands)
			Yield on
	Average		Average	Average				Net
	Earning	Interest	Interest	Interest		Average	Net	Interest
	Assets	Earned on	Earning	Bearing	Interest	Cost	Interest	Rate
	Held (1)	Assets (2)	Assets (1)(2)	Liabilities	Expense	of Funds	Income	Spread
For the quarter ended September 30, 2012	$747,049	$26,692	14.29%	$19,150	$187	3.92%	$26,505	10.37%
For the quarter ended June 30, 2012	$638,619	$17,564	11.00%	$27,392	$310	3.49%	$17,254	7.51%
For the quarter ended March 31, 2012	$689,210	$23,105	13.41%	$31,656	$360	4.55%	$22,745	8.86%
For the year ended December 31, 2011	$866,731	$105,658	12.19%	$82,836	$2,370	2.86%	$103,288	9.33%
For the quarter ended December 31, 2011	$860,842	$41,426	19.25%	$2,113	$75	14.19%	$41,351	5.06%
For the quarter ended September 30, 2011	$1,070,659	$43,961	16.42%	$40,000	$21	0.21%	$43,940	16.21%
For the quarter ended June 30, 2011	$1,112,767	$12,898	4.64%	$118,965	$742	2.49%	$12,156	2.15%
For the quarter ended March 31, 2011	$415,519	$7,380	7.10%	$172,612	$1,532	3.60%	$5,848	3.50%

(1) Excludes cash and cash equivalents.
(2) Net of servicing fees.

Rental Income

Our rental income for the quarter and nine months ended September 30, 2012 was $809 thousand and $2.3 million, respectively, which is directly attributable to our investments in real estate.  We had no rental income for the quarter and nine months ended September 30, 2011.

Management Fee and General and Administrative Expenses

We paid FIDAC management fees of $3.4 million for each of the quarters ended September 30, 2012 and 2011.  We paid FIDAC management fees of $10.3 million and $7.4 million for the nine months ended September 30, 2012 and 2011, respectively.  The increase is due primarily to the increase in stockholders’ equity for the comparable period.

General and administrative expenses, or G&A expenses, were $1.3 million and $0.8 million for the quarters ended September 30, 2012 and 2011, respectively.   The increase is primarily attributable to an increase in costs associated with an increase in the overall number of commercial mortgage debt instruments and real estate properties in our portfolio for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011.  G&A expenses were $5.2 million and $1.9 million for the nine months ended September 30, 2012 and 2011, respectively.   The increase is primarily attributable to costs associated with taking possession of collateral underlying loans via a deed in lieu of foreclosure during the nine months ended September 30, 2012.

Total expenses as a percentage of average total assets, excluding provision for loan losses, depreciation and amortization, were 1.97% and 1.76% for the quarters ended September 30, 2012 and 2011, respectively.  The increase is attributable to an increase in license fees, legal and accounting fees.

Currently, FIDAC has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

The table below shows our total management fee and G&A expenses as a percentage of average total assets and average equity for the periods presented.

Management Fees, G&A Expenses and Operating Expense Ratios
(Ratios have been annualized, dollars in thousands)

	Total Management	Total Management	Total Management
	Fee and G&A	Fee and G&A	Fee and G&A
	Expenses	Expenses/Average	Expenses/Average
		Total Assets	Equity
For the quarter ended September 30, 2012	$4,773	1.97%	2.07%
For the quarter ended June 30, 2012	$4,606	1.88%	2.00%
For the quarter ended March 31, 2012	$6,181	2.50%	2.67%
For the year ended December 31, 2011	$14,169	1.36%	1.57%
For the quarter ended December 31, 2011	$4,829	1.99%	2.10%
For the quarter ended September 30, 2011	$4,221	1.76%	1.86%
For the quarter ended June 30, 2011	$3,959	1.42%	1.80%
For the quarter ended March 31, 2011	$1,160	0.54%	1.73%

Net Income and Return on Average Equity

Our net income was $22.6 million for the quarter ended September 30, 2012 as compared to $39.9 million for the quarter ended September 30, 2011.  The decrease is primarily due to the recognition of additional accretion income during the quarter ended September 30, 2011.  Our net income was $53.1 million for the nine months ended September 30, 2012 as compared to $66.6 million for the nine months ended September 30, 2011.  The decrease in net income is primarily due to the gain on sale of our CMBS portfolio of $13.9 million during the quarter ended September 30, 2011.  The table below summarizes our net interest income, fee income, rental income, total expenses, realized gains (losses), income (loss) from discontinued operations and gain on sale from discontinued operations each as a percentage of average equity, and the return on average equity for the periods presented.

Components of Return on Average Equity
(Ratios have been annualized)

	Net Interest	Fee	Rental	Total	Realized	Discontinued	Return
	Income/	Income/	Income/	Expenses(1)/	Gains (Losses)/	Operations/(2)	on
	Average	Average	Average	Average	Average	Average	Average
	Equity	Equity	Equity	Equity	Equity	Equity	Equity
For the quarter ended September 30, 2012	11.52%	0.05%	0.35%	(2.24%)	0.00%	0.15%	9.83%
For the quarter ended June 30, 2012	7.49%	0.06%	0.35%	(2.18%)	(0.23%)	(0.02%)	6.24%
For the quarter ended March 31, 2012	9.84%	0.22%	0.31%	(4.06%)	0.00%	0.66%	6.97%
For the year ended December 31, 2011	11.45%	0.08%	0.03%	(1.57%)	2.05%	0.00%	12.04%
For the quarter ended December 31, 2011	17.94%	0.22%	0.10%	(2.10%)	1.98%	0.00%	18.14%
For the quarter ended September 30, 2011	19.37%	0.10%	0.00%	(1.86%)	0.00%	0.00%	17.61%
For the quarter ended June 30, 2011	5.51%	0.00%	0.00%	(1.80%)	6.32%	0.00%	10.03%
For the quarter ended March 31, 2011	8.71%	0.00%	0.00%	(1.91%)	0.00%	0.00%	6.80%

(1) Includes provision for loan loss, depreciation and amortization.
(2) Includes net income, gain on sale and impairment charges related to discontinued operations.

Discontinued Operations

We recorded net income of approximately $2.9 million and $4.4 million from discontinued operations during the quarter and nine months ended September 30, 2012, respectively, which represents the net operating results of the hotels acquired during the quarter ended March 31, 2012 via deed in lieu of foreclosure.  Net income from discontinued operations is recorded net of tax expense of $425 thousand and $2.3 million for the quarter and nine months ended September 30, 2012, respectively.  We recorded a pre-tax gain on sale from discontinued operations of $1.8 million during the nine months ended September 30, 2012.  Additionally, we incurred a $2.6 million and $0 impairment charge on real estate held for sale for the quarters and nine months ended September 30, 2012 and 2011, respectively.  We had no activities classified as discontinued operations for the quarter and nine months ended September 30, 2011.

Liquidity and Capital Resources

Liquidity measures our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs.  We will primarily use cash to purchase our targeted assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations.  Our primary sources of cash will generally consist of the net proceeds from equity offerings, payments of principal, interest and rental income we receive on our portfolio of assets, proceeds from the sale of real estate held for sale and cash generated from operating real estate held for sale.

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

Other Sources of Financing

We have used and may continue to use repurchase agreements to finance acquisitions of Agency RMBS with a number of counterparties. Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash.  Similarly, if the estimated fair value of interest earning assets increases due to changes in market interest rates or market factors, lenders may release collateral back to us.  Specifically, margin calls result from a decline in the value of our Agency RMBS securing our repurchase agreements, prepayments on the mortgages securing such Agency RMBS and changes in the estimated fair value of such Agency RMBS generally due to principal reduction of such Agency RMBS from scheduled amortization and resulting from changes in market interest rates and other market factors.  Our repurchase agreements generally provide that the valuations for the Agency RMBS securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties.  However, in certain circumstances and under certain of our repurchase agreements our lenders have the sole discretion to determine the value of the Agency RMBS securing our repurchase agreements.  In instances where we have agreed to permit our lenders to make a determination of the value of the Agency RMBS securing our repurchase agreements, such lenders are required to act in good faith in making such valuation determinations and in certain of these instances are also required to act reasonably in this determination.  Our repurchase agreements generally provide that in the event of a margin call we must provide additional securities or cash on the same business day that a margin call is made, if the lender provides us notice prior to the margin notice deadline on such day.  As of September 30, 2012, we did not own any Agency RMBS and consequently have no Agency RMBS pledged or subject to any margin calls under repurchase agreements.  However, should we acquire any Agency RMBS under repurchase agreements, margin calls on the repurchase agreements could result, causing an adverse change in our liquidity position.

In the future, we may also use other sources of financing to fund the acquisition of our targeted assets, including warehouse facilities and other secured and unsecured forms of borrowing. Our sources of liquidity include selling the senior portion or A-Note and retaining the subordinate or junior position in a B-Note or other subordinate loan.  We may also seek to raise further equity capital or issue debt securities in order to fund our future asset acquisitions.

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

Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. Subject to our maintaining our qualification as a REIT, we expect to use a number of sources to finance our investments, including repurchase agreements, warehouse facilities, securitization, commercial paper and term financing CDOs. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.

We held cash and cash equivalents of approximately $105.6 million and $202.8 million at September 30, 2012 and December 31 2011, respectively.  The net decrease is primarily due to the acquisition of loans, real estate and preferred equity investments and payment of dividends.

Our operating activities provided net cash of approximately $26.2 million, and $10.0 million for the quarters ended September 30, 2012 and 2011, respectively, primarily due to net interest income.  Our operating activities provided net cash of approximately $33.2 million, and $24.8 million for the nine months ended September 30, 2012 and 2011, respectively, primarily due to net interest income.

Our investing activities resulted in the net use of cash of $87.1 million and provided net cash of $65.8 million for the quarters ended September 30, 2012 and 2011, respectively, primarily from the purchase of loans and the repayment and pay down of loans and securities, respectively.  Our investing activities resulted in the net use of  cash of $48.0 million and $442.8 million for the nine months ended September 30, 2012 and 2011, respectively.  The net use of cash is primarily due to the purchase of loans and preferred equity for the nine months ended September 30, 2012 and 2011.

Our financing activities for the quarter and nine months ended September 30, 2012 resulted in the net use of cash of $22.7 million and $82.4 million, primarily attributable to $20.7 million and $68.2 million paid in dividends to our common shareholders, respectively. Our financing activities for the quarter and nine months ended September 30, 2011 resulted in the net use of cash of $65.7 million and net proceeds of $434.2 million, respectively.  The use of proceeds during the quarter ended September 30, 2011 is primarily due to the repayment of repurchase agreements of $46.6 million.  The net proceeds from financing activities for the nine months ended September 30, 2011 is primarily attributable to $634.3 million of proceeds from our secondary offering that settled in April 2011, offset by $172.8 million for the repayment of our TALF financing.

At September 30, 2012, we had outstanding financing agreements of $19.2 million and no repurchase agreements.  At September 30, 2011, we had no outstanding financing arrangements.

We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At September 30, 2012 our total non-recourse debt was approximately $19.2 million which represented a debt-to-equity ratio of approximately 0.02:1.  At December 31, 2011 our total debt was approximately $16.6 million which represented a debt-to-equity ratio of approximately 0.02:1.

Stockholders' Equity

Our charter provides that we may issue up to 1,100,000,000 shares of stock, consisting of up to 1,000,000,000 shares of common stock having a par value of $0.01 per share and up to 100,000,000 shares of preferred stock having a par value of $0.01 per share.

There was no preferred stock issued or outstanding as of September 30, 2012 or December 31, 2011.

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

Purchases of Common Stock by Affiliates

As of September 30, 2012, Annaly owned approximately 12.4% of our outstanding shares of common stock.

Clearing and Underwriting Fees

We use RCap to clear trades for us and RCap receives customary market-based fees and charges in connection with the provision of such services.  For the quarter ended September 30, 2012 we paid RCap approximately $9 thousand for its services.

Contractual Obligations and Commitments

As of September 30, 2012 we financed a portion of our real estate assets with non-recourse mortgage loans.  The table below provides a summary of our contractual obligations at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)
Loan	$-	$313	$18,837	$-	$19,150
Interest expense on loan	670	1,336	881	-	2,887
Total	$670	$1,649	$19,718	$-	$22,037

	December 31, 2011
	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)
Loan	$-	$-	$16,600	$-	$16,600
Interest expense on loan	533	1,162	1,143	-	2,838
Total	$533	$1,162	$17,743	$-	$19,438

We agreed to pay the underwriters of our initial public offering $0.15 per share for each share sold in the initial public offering if during any full four calendar quarter period during the 24 full calendar quarters after our initial public offering our Core Earnings (as described below) for any such four-quarter period exceeds an 8% performance hurdle rate (as described below).  The performance hurdle rate will be met if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of our initial public offering our Core Earnings for any such four-quarter period exceeds the product of (x) the weighted average of the issue price per share of all public offerings of our common stock, multiplied by the weighted average number of shares outstanding (including any restricted stock units, any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans) in such four-quarter period and (y) 8%.  Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets), any unrealized gains, losses or other non-cash items recorded for the period, regardless of whether such items are included in other comprehensive income (loss), or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between FIDAC and our independent directors and after approval by a majority of our independent directors.  During the quarter ended September 30, 2012 we paid the underwriters $2.0 million, representing the full amount due, as a result of meeting the required hurdle.

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

During the quarter ended September 30, 2012, we declared dividends to common shareholders totaling $24.5 million or $0.32 per share, which were paid on October 25, 2012.

Capital Expenditures

At September 30, 2012, we had no material commitments for capital expenditures.

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

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code, as of September 30, 2012 and December 31, 2011.   We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarter ended September 30, 2012 and the year ended December 31, 2011 and for each quarter therein.  Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, as of September 30, 2012 and December 31, 2011, we believe that we qualified as a REIT under the Code.

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

We determined that as of September 30, 2012 and December 31, 2011, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act as interpreted by the staff of the SEC.

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

Loans are assigned an internal rating of “Performing Loans,” “Watch List Loans” or “Workout Loans.”  Performing Loans meet all present contractual obligations.  Watch List Loans are defined as performing or nonperforming loans for which the timing of cost recovery is under review.  Workout Loans are defined as loans for which there is a likelihood that the we may not recover our cost basis.  The criteria used to asses these internal ratings are net operating income (NOI), debt service coverage (DSCR), property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of its assets, and may consider other factors it deems important.  We review market pricing to determine the ability to refinance the asset.  We review economic trends, both macro as well as those directly affecting the property, and the supply and demand of competing projects in the sub-market in which the subject property is located. We also evaluate the borrower’s ability to manage and operate the properties.

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

Interest Rate Effects on Fair Value

Another component of interest rate risk is the effect changes in interest rates have on the fair value of the assets we acquire. We face the risk that the fair value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments. We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration is a measure of time.  Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data. Different models and methodologies can produce different durations for the same securities.

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

Interest Rate Mismatch Risk

We may fund a portion of our acquisitions of hybrid adjustable-rate mortgages, CMBS and Agency RMBS with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgages, CMBS and Agency RMBS. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above. Our analysis of risks is based on FIDAC's experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this Form 10-Q.

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income, and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2012 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

	Projected Percentage Change in		Projected Percentage Change in
Change in Interest Rate	Net Interest Income		Portfolio Fair Value
-75 Basis Points	0.00%	(1)	2.03%
-50 Basis Points	0.00%	(1)	1.36%
-25 Basis Points	0.00%		0.68%
Base Interest Rate	-		-
+25 Basis Points	0.00%	(1)	(0.68%)
+50 Basis Points	0.13%		(1.35%)
+75 Basis Points	0.61%		(2.03%)

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

●	using FIDAC’s proprietary portfolio management system to review our CMBS, Agency RMBS and other commercial real estate-related securities;

●	monitoring and adjusting, if necessary, the reset index and interest rate related to our targeted assets and our financings;

●	attempting to structure our financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

●	using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our targeted assets and our borrowings;

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at September 30, 2012. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the following table could vary substantially based on actual prepayment experience.

	Within 3	3-12	1 Year to	Greater than
	Months	Months	3 Years	3 Years	Total

Rate sensitive assets, principal balance	$269,537	$20,500	$108,497	$380,951	$779,485
Cash and cash equivalents	105,575	-	-	-	105,575
Total rate sensitive assets	375,112	20,500	108,497	380,951	885,060

Rate sensitive liabilities	2,550	-	-	16,600	19,150

Interest rate sensitivity gap	$372,562	$20,500	$108,497	$364,351	$865,910

Cumulative rate sensitivity gap	$372,562	$393,062	$501,559	$865,910

Cumulative interest rate sensitivity
gap as a percentage of total rate
sensitive assets	42.09%	44.41%	56.67%	97.84%

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

*  Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at September 30, 2012 (Unaudited) and December 31, 2011 (Derived from the audited consolidated statement of financial condition at December 31, 2011); (ii) Consolidated Statements of Comprehensive Income (Unaudited) for the quarters and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows (Unaudited) for the quarters and nine months ended September 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements (Unaudited) for the quarter ended September 30, 2012.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREXUS INVESTMENT CORP.

By:	/s/ Kevin Riordan
Kevin Riordan
Chief Executive Officer and President (Principal Executive Officer)
November 8, 2012

By:	/s/ Daniel Wickey
Daniel Wickey
Chief Financial Officer
November 8, 2012

By:	/s/ Jack DeCicco
Jack DeCicco, CPA
Chief Accounting Officer
November 8, 2012