Form 10-K
period 2012-12-31
CreXus Investment Corp.
filed 2013-03-01
CIK 1467027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2012

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

Large accelerated filer ☑	Accelerated filer	Non-accelerated filer	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

At June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $682,434,968 based on the closing sale price on the New York Stock Exchange on that date.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at February 27, 2013
Common Stock, $.01 par value	76,630,528

CREXUS INVESTMENT CORP.

2012 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

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

•
our ability to consummate the transaction contemplated by the agreement and plan of merger with Annaly Capital Management, Inc. and its subsidiary CXS Acquisition Corporation, pursuant to which Annaly would purchase all of our outstanding shares of common stock (other than shares owned by Annaly);

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

The Company

We are a commercial real estate company that acquires, manages, and finances, directly or through our subsidiaries, commercial mortgage loans and other commercial real estate debt, commercial real property, commercial mortgage-backed securities, or CMBS, other commercial real estate-related assets and Agency residential mortgage-backed securities.  We expect that the commercial real estate loans we acquire will be fixed and floating rate first mortgage loans secured by commercial properties.  We may also acquire subordinated commercial mortgage loans and mezzanine loans.  From time to time, we also engage in long-term sale-leaseback and build-to-suit transactions with companies in the U.S.  The long term sale-leaseback and build to suit properties are triple net leased to corporate tenants.  The triple net leases require that in sale-leaseback transactions, each tenant pays substantially all of the costs associated with operating and maintaining the property, including real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance and capital expenditures.  We may also acquire commercial real property as part of our resolution of commercial mortgage loans and other commercial real estate debt where a borrower defaults in their obligations and we take title to the collateral underlying the commercial mortgage loans and other commercial real estate debt through foreclosure or other means.

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

Agreement and Plan of Merger

On January 30, 2013, we entered into an Agreement and Plan of Merger , or the Merger Agreement, among us, Annaly and CXS Acquisition Corporation, a Maryland corporation and wholly-owned subsidiary of Annaly, (which we refer to as Acquisition),  pursuant to which, among other things, Acquisition will commence a tender offer or the Offer, to purchase all of the outstanding shares of our common stock, par value $0.01 per share, or the Shares, that Acquisition or Annaly do not own at a price per share of $13.00 in cash, plus a cash payment to reflect a pro-rated quarterly dividend for the quarter in which the tender offer is closed.  Subject to the terms and conditions set forth in the Merger Agreement.  If at least 51% of the Shares not owned by Annaly or any of its subsidiaries, officers or directors are tendered and purchased by Acquisition in the tender offer, and subject to the satisfaction or waiver of certain limited conditions set forth in the Merger Agreement (including, if required, receipt of approval by our stockholders), Acquisition will merge with and into us, with us surviving as a wholly-owned subsidiary of Annaly (the “Merger”).  In the Merger, each outstanding Share, other than Shares owned by Acquisition and Annaly, will be converted into the right to receive the same cash consideration paid in the Offer.

Under the terms of the Merger Agreement, we may solicit, receive, evaluate and enter into negotiations with respect to alternative proposals from third parties for a period of 45 calendar days continuing through March 16, 2013, or the Transaction Solicitation Period.  We may continue discussions after the Transaction Solicitation Period with parties who made acquisition proposals during the Transaction Solicitation Period, or who made unsolicited acquisition proposals after the Transaction Solicitation Period, in either case that we determine, in good faith, would result in, or is reasonably likely to result in, a superior proposal. If we receive a superior proposal, Annaly and Acquisition have the right to increase their offer price one time to a price that is at least $0.10 per share greater than the value per share stockholders would receive as a result of the superior proposal and thereafter we may terminate after providing two business days’ notice.  If we terminate the Merger Agreement during the Transaction Solicitation Period or during the 10-day period following its expiration to enter into a superior proposal with a party who delivered a written acquisition proposal during the Transaction Solicitation Period, we will be required to pay to Annaly a termination fee of $15 million. If we terminate the Merger Agreement thereafter in connection with a superior proposal, the termination fee will be $25 million.  If the Merger Agreement is terminated in either circumstance, we will also be required to reimburse Annaly’s documented out-of-pocket expenses, up to $5 million. In all cases, the termination fee and expense reimbursement will be credited against the termination fee payable by us under our management agreement with Fixed Income Discount Advisory Company (our “Manager”), a wholly owned subsidiary of Annaly.

The Merger Agreement includes customary representations, warranties and covenants of us, Annaly and Acquisition.  We have agreed to operate our business in the ordinary course consistent with past practice until the effective time of the Merger.  Annaly has separately agreed to not purchase any Shares in excess of the approximately 12.4% of the outstanding shares that it currently owns.

 Consummation of the Offer is subject to various conditions, including (1) the valid tender of the number of Shares that would represent at least 51% of the Shares not owned by Annaly or any of its subsidiaries, officers or directors, (2) the consummation of the Offer or the Merger not being unlawful under any applicable statute, rule or regulation, (3) the consummation of the Offer or the Merger not being enjoined by order of any court or other governmental authority, (4) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement), (5) neither our board of directors nor its special committee of independent directors having withdrawn its recommendation of the Offer or Merger to our stockholders, and (6) the satisfaction of certain other customary closing conditions. Neither the Offer nor the Merger is subject to a financing condition.

 If, after completion of the Offer, Annaly and Acquisition hold at least 90% of the outstanding Shares, the Merger will be consummated in accordance with the short-form merger provisions under Maryland law without the approval of the Merger by our stockholders. If, after completion of the Offer, Annaly and Acquisition hold less than 90% of the outstanding Shares, Acquisition will have the right to exercise an irrevocable option (the “Percentage Increase Option”) granted to it by us under the Merger Agreement to purchase from us that number of additional Shares that will increase the percentage of outstanding Shares owned by Annaly and its subsidiaries to one share more than 90% of the outstanding Shares (after giving effect to the issuance of Shares pursuant to the Percentage Increase Option).  Upon exercise of the Percentage Increase Option, the Merger will be consummated in accordance with the short-form merger provisions under Maryland law without approval of the Merger by our stockholders.

Our board of directors, upon the unanimous recommendation and approval of a special committee consisting of our three independent directors, which we refer to as the Special Committee, adopted resolutions (i) determining and declaring advisable the Merger Agreement and the Offer, the Merger, the Percentage Increase Option and the other transactions contemplated by the Merger Agreement, (ii) determining that the terms of the Offer, the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement are in the best interests of, and fair to, our stockholders other than Annaly and its affiliates, and (iii) recommending that our stockholders (other than Annaly and its affiliates) accept the Offer, tender their Shares into the Offer and, to the extent required by applicable law to consummate the Merger, vote their Shares in favor of approving the Merger.

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

Commercial Real Estate Loans

First Mortgage Loans – First mortgage loans are generally three-to-ten year term loans that are primarily for fully constructed real estate located in the United States that are current pay and are either fixed or floating rate. Some of these loans may be syndicated in either a pari passu or in a senior /subordinated structure. First mortgages generally provide for a higher recovery rate in the event of default due to their senior position.

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

Subordinated Debt

Subordinated Mortgage Loans or B-Notes – These instruments include structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets.  A B-Note is typically created from a privately negotiated loan that is secured by a first mortgage on a single large commercial property or group of related properties and subordinated to an A-Note secured by the same first mortgage property or group.  The subordination of a B-Note typically is evidenced by an intercreditor agreement with the holder of the A-Note.  B-Notes are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding A-Note.  We may create subordinated mortgage loans by tranching or selling our purchased first mortgage loans through syndication of our senior first mortgages, or buy such assets directly from third party originators.  We may originate B-Notes privately or purchase them in the secondary market.

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

We have financed our triple net lease portfolio with non-recourse financings, which generally limit the recoverability of the loan to the property.  These financings will be specific to a particular property or secured by a portfolio of our properties.  We anticipate that the loan to value ratio for these financings will be between 40% and 65% but would likely not exceed 80%.

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

Staffing

We are externally managed and advised by our Manager pursuant to a management agreement.  We have no employees.  Each of our officers is an employee of our Manager or one of its affiliates.  Our Manager is not obligated to dedicate certain of its employees exclusively to us, nor is it or its employees obligated to dedicate any specific portion of its time to our business.  Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

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

We are obligated to reimburse FIDAC for its costs incurred under the management agreement.  In addition, we are required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC required for our operations.  These expenses will be allocated between FIDAC and us based on the ratio of our proportion of gross assets compared to all remaining gross assets managed by FIDAC as calculated at each quarter end.  We and FIDAC will modify this allocation methodology, subject to our board of directors’ approval if the allocation becomes inequitable (i.e., if we become very highly leveraged compared to FIDAC’s other funds and accounts).  FIDAC has waived its right to request reimbursement from us of these expenses until such time as it determines to rescind that waiver.  For the year ended December 31, 2012, our Manager earned management fees of $13.8 million.

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

Risks Related to the Agreement and Plan of Merger

A failure to consummate the Merger could have a material adverse effect on our business and financial condition and results of operations

If the Merger Agreement is not completed for any reason our stockholders will not receive any payment for their shares pursuant to the Merger Agreement.  Instead, upon the termination of the Merger Agreement, we will remain as a public company and our common stock will continue to be registered under the Securities Exchange Act of 1934 and listed and traded on NYSE, although the price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated.

Moreover, under specified circumstances, we may be required to pay Annaly a termination fee of up to $25 million as well as reimburse Annaly for its expenses.  We have also incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether or not the merger is consummated.  Among those costs are the expenses of defending the litigation that has been filed against us in connection with the execution of the Merger Agreement.

There can be no assurance that the transaction contemplated by the Merger Agreement will be consummated.

The Merger Agreement provides us a 45 day “Go-Shop” period during which we will be able to seek alternate purchasers who would be willing to purchase control of us or our assets on terms that the Special Committee of our Board of Directors determines to be more favorable to us and our stockholders than those on which Annaly would purchase the shares it does not own.  Under the agreement, the manner that Annaly would acquire us would be through a tender offer for all of our outstanding shares of common stock it does not already own at a price of $13.00 per share in cash, plus a cash payment per share to reflect a pro-rated quarterly dividend for the quarter in which the tender offer is closed.  If a majority of the shares that are not owned by Annaly or its affiliates are properly tendered and not withdrawn, Annaly would purchase the tendered shares and complete the acquisition of us through a merger, by which we would become a wholly owned subsidiary of Annaly and our stockholders who do not tender their shares in response to the tender offer would receive the same consideration they would have received if they had tendered their shares.

As such, there are a number of contingencies to consummate the transactions contemplated by the Merger Agreement, including (assuming Annaly is permitted to make a tender offer under the agreement) whether a majority of the shares not owned by Annaly or its affiliates being properly tendered in response to the tender offer and not withdrawn.  There can be no assurance that the transaction, contemplated by the Merger Agreement will be consummated.

Pending the closing of the Merger, the Merger Agreement restricts us from engaging in certain actions without Annaly’s consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the Merger.

Under the Merger Agreement, we have agreed to certain covenants that place restrictions on our ability to, among other things, enter into any contractual commitments involving capital expenditures, loans or advances, and voluntarily incur any contingent liabilities, except in each case in the ordinary course of business; declare or pay any dividends, or make any other distributions or repayments of debt to our stockholders, other than regular quarterly dividends paid by us consistent with our past practice of paying quarterly dividends based upon our estimated REIT taxable income for the quarter (estimated in a manner consistent with past practice); redeem or purchase any of our stock;  purchase, sell, dispose of or encumber any property or assets, or engage in any activities or transactions, except in each case in the ordinary course of business; and enter into any agreements, including any agreements in connection with the settlement of litigation, that would restrict the ability of the surviving corporation to engage in all the activities in which we are currently engaged.  In addition, we have agreed to conduct our activities in the ordinary course and in a manner consistent with our investment strategies and other strategies in place as of the date of the Merger Agreement; maintain our books of account and records in the usual manner, in accordance with GAAP applied on a consistent basis, subject to normal year-end adjustments and accruals; and comply in all material respects with all applicable laws and regulations of governmental agencies.

Whether or not the Merger is consummated, the announcement and pendency of the transaction could cause disruptions to our business, which could have an adverse effect on our business and financial condition and results of operations.

The announcement and pendency of the Merger could cause disruptions in our business. For example, uncertainty concerning potential changes to us and our business could adversely affect our relationships with current or prospective borrowers.  In addition, key personnel may depart our Manager for a variety of reasons, including perceived uncertainty as to the effect of the Merger on their employment.  The pendency of the Merger could also divert the time and attention of our management from our ongoing business operations.  These disruptions may increase over time until the closing of the Merger.

Risks Associated With Our Management and Relationship With Our Manager

We are dependent on our Manager and its key personnel, and we may not find a suitable replacement if any of them becomes unavailable to us.

We have no separate facilities and are completely reliant on our Manager.  We have no employees.  Our officers are employees of our Manager, who has significant discretion as to the implementation of our asset and operating policies and strategies.  Accordingly, we depend on the diligence, skill and network of business contacts of the senior management of our Manager.  The senior management of our Manager evaluates, negotiates, structures, closes and monitors our assets; therefore, our success depends on their continued service.  The departure of any of the senior managers of our Manager could have a material adverse effect on our performance.  In addition, we can offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s principals and professionals.  Our management agreement with our Manager only extends until December 31, 2013.  If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.  Moreover, our Manager is not obligated to dedicate certain of its employees exclusively to us nor is it obligated to dedicate any specific portion of its time to our business, and none of our Manager’s employees are contractually dedicated to us under our management agreement with our Manager.  Each of Kevin Riordan, our Chief Executive Officer, President and Director, Robert Restrick, our Chief Operating Officer, Jeffrey Conti, our Head of Commercial Underwriting, Robert Karner, our Global Head of Debt Investments, and Daniel Wickey, our Chief Financial Officer, currently devotes all of their time to our business.

There are conflicts of interest in our relationships with third parties, which could hinder our ability to successfully execute our business plan.

There are also potential conflicts of interest that could arise out of our relationships with certain third parties.  Our counterparties may manage assets for themselves or other clients that participate in some or all of our targeted asset classes, and therefore our counterparties may compete directly with us for opportunities or may have other clients that do so.  As a result, we may compete with our counterparties or their other clients for opportunities and, as a result, we may either not be presented with certain opportunities or have to compete with such other clients to acquire these assets.  Further, at times when there are turbulent conditions in the mortgage markets or distress in the credit markets or other times when we will need focused support from our counterparties, other clients of our counterparties will likewise require greater focus and attention, placing our counterparties’ resources in high demand.  Employees of such counterparties may have conflicts between their duties to us and their employer.  It is not expected that our counterparties will be required to devote a specific amount of time to our operations.  In such situations, we may not receive the level of support and assistance that we may need to successfully execute our business plan.

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

As of December 31, 2012, Annaly owned approximately 12.4% of our common stock, which entitles them to receive quarterly distributions based on financial performance.  In evaluating assets and other management strategies, this may lead our Manager to place emphasis on the maximization of revenues at the expense of other criteria, such as preservation of capital.  Assets with higher yield potential are generally riskier or more speculative.  This could result in increased risk to the value of our portfolio.  Annaly and each of our Manager’s officers and employees who is an existing stockholder may sell shares in us at any time.  To the extent Annaly or our Manager’s officers and employees sell some of their shares, their interests may be less aligned with our interests.

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

Some of our targeted asset classes are different from that of other entities that are or have been managed by our Manager.  In particular, entities managed by our Manager have not purchased commercial mortgage loans or structured commercial loan securitizations.  Accordingly, our Manager’s historical returns are not indicative of its performance for our strategy, and we can offer no assurance that our Manager will replicate the historical performance of the Manager’s professionals in their previous endeavors.  Our returns could be substantially lower than the returns achieved by our Manager’s professionals’ previous endeavors.

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

Kevin Riordan, Robert Restrick, Jeffrey Conti, Robert Karner and Daniel Wickey serve as employees of our Manager.  In addition, certain of our directors are employees of our Manager.  Our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

Termination of the management agreement with our Manager without cause is difficult and costly.  Our independent directors will review our Manager’s performance and the management fees annually.  During the initial three-year term of the management agreement, we may not terminate the management agreement except for cause.  Following the initial term, the management agreement may be terminated annually by us without cause upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of the outstanding shares of our common stock (other than those shares held by Annaly or its affiliates), based upon: (i) our Manager’s unsatisfactory performance that is materially detrimental to us, or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors.  Our Manager will be provided 60-days’ prior notice of any such termination.  Additionally, upon such termination, the management agreement provides that we will pay our Manager a termination fee equal to three times the average annual management fee (or if the period is less than 24 months annualized) earned by our Manager during the prior 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter.  These provisions may adversely affect our ability to terminate our Manager without cause.

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

Any decline in the value of our assets, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place.  The CMBS in which we invest are classified for accounting purposes as available-for-sale.  All assets classified as available-for-sale will be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  As a result, a decline in fair values may reduce the book value of our assets.  Moreover, if the decline in fair value of an available-for-sale security is other-than-temporarily impaired, such decline will reduce earnings.  If market conditions result in a decline in the fair value of our CMBS, our financial position and results of operations could be adversely affected.

The commercial mortgage loans we acquire and the mortgage loans underlying our CMBS assets depend on the ability of the commercial property owner to generate net income from operating the property.  Failure to do so may result in delinquency and/or foreclosure.

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

We may not realize income or gains from our assets.

We seek to generate both current income and capital appreciation.  The properties we invest in, however, may not appreciate in value and, in fact, may decline in value.  In addition, the loans and debt securities we purchase may default on interest or principal payments.  Accordingly, we may not be able to realize income or gains from our assets.  Any gains that we do realize may not be sufficient to offset any other losses we experience.  Any income that we realize may not be sufficient to offset our expenses.

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

Some of our assets may be rated by Moody’s Investors Service, Fitch Ratings, Standard & Poor’s, DBRS, Inc., Realpoint LLC or other credit ratings organizations.  Any credit ratings on our assets are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant.  If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our assets in the future, the value of these assets could significantly decline, which would adversely affect the value of our portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

The B-Notes that we may acquire may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may acquire B-Notes. A B-Note is a mortgage loan typically (1) secured by a first mortgage on a single large commercial property or group of related properties and (2) subordinated to an A-Note secured by the same first mortgage on the same collateral.  As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A Note holders. However, because each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may vary from transaction to transaction.  Further, B-Notes typically are secured by a single property and so reflect the risks associated with significant concentration.  Significant losses related to our B-Notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

We may fund some of our acquisitions of commercial real estate loans and real estate-related securities with borrowings that have interest rates based on indices and repricing terms with shorter maturities than the interest rate indices and repricing terms of our adjustable-rate assets. Accordingly, if short-term interest rates increase, this may harm our profitability.

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

If the value of collateral underlying a loan declines or the interest rates increase during the term of a loan, a borrower may not be able to obtain the necessary funds to repay our loan at maturity through refinancing because the underlying property revenue cannot satisfy the debt service coverage requirements necessary to obtain new financing.  If a borrower is unable to repay our loan at maturity, we could suffer additional loss which may adversely impact our financial performance.

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

Although the Treasury has committed capital to support Fannie Mae and Freddie Mac, and in a White Paper titled “Reforming America's Housing Finance Market” the Treasury committed to providing sufficient capital to enable Fannie Mae and Freddie Mac to meet their current and future guarantee obligations, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations.  Furthermore, the current credit support provided by the Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from mortgage-backed securities, and tightening the spread between the interest we earn on our mortgage-backed securities and the cost of financing those assets.

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

        We may acquire assets in transactions denominated in foreign currencies, including in Euros, which exposes us to foreign currency risk.  As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets, as well as our income and distributions.  Any such changes inforeign currency exchange rates may impact the measurement of such assets or income for the purposes of our REIT tests.

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

We have reported a material weakness in our internal control over financial reporting in the past, and if we experience additional material weaknesses, our financial results may not be accurately reported.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 identified a material weakness in its internal control over financial reporting as described in “Item 9A. Controls and Procedures.” If we experience additional material weaknesses in the future, this could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, the price of our common stock and market confidence in our reported financial information.

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

Our financing sources may include borrowings in the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. Our access to these, and other sources of financing will depend upon a number of factors over which we have little or no control, including:

•	general market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our eligibility to participate in and access capital from programs established by the U.S. Government;

•	our current and potential future earnings and cash distributions; and

•	the market price of the shares of our capital stock.

The recent dislocation and weakness in the capital and credit markets could adversely affect one or more private lenders and could cause one or more of our private lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.  In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us.  In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

Under current market conditions, some forms of structured financing arrangements are generally unavailable, which has also limited borrowings under warehouse and repurchase agreements that are intended to be refinanced by such financings.  Consequently, the execution of our strategy may be dictated by the cost and availability of financing.  Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our shareholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes.  Furthermore, we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, as a REIT, we are required to distribute annually at least 90% of our REIT taxable income to our shareholders and are therefore not able to retain significant amounts of our earnings for new acquisitions.  We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could negatively affect our results of operations.

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

An increase in our borrowing costs relative to the interest we will receive on our assets may adversely affect our profitability, and thus our cash available for distribution.

As repurchase agreements and other short-term borrowings that we may enter mature, we would be required either to enter into new borrowings or to sell certain of our assets. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would adversely affect our returns on our assets that are subject to prepayment risk, including our mortgage-backed securities, which might reduce earnings and, in turn, cash available for distribution.

If we issue senior securities we will be exposed to additional risks, which may restrict our operating flexibility.

If we decide to issue senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We will bear the cost of issuing and servicing such securities.

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

Our assets may become non-performing and sub-performing assets, which are subject to increased risks relative to performing assets. Loans may become non-performing or sub-performing for a variety of reasons, such as the underlying property being too highly leveraged, decreasing income generated from the underlying property, or the financial distress of the borrower, in each case, that results in the borrower being unable to meet its debt service and/or repayment obligations. Such non-performing or sub-performing assets may require a substantial amount of workout negotiations and/or restructuring, which may involve substantial cost and divert the attention of our Manager and management from other activities and entail, among other things, a substantial reduction in interest rate, the capitalization of interest payments and a substantial write-down of the principal of the loan. Even if a restructuring were successfully accomplished, the borrower may not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity.

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

We may be unable to obtain capital on favorable terms, if at all, to further our net lease business objectives or meet our existing obligations. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive than our existing capital which would have an adverse impact on our business, financial condition or results of operations.

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

Our rights and obligations with respect to our leases, structured finance loans, mortgage loans or other loans are governed by written agreements. A court could determine that one or more provisions of such an agreement are unenforceable, such as a particular remedy, a loan prepayment provision or a provision governing our security interest in the underlying collateral of a borrower or lessee. We could be adversely impacted if this were to happen with respect to an asset or group of assets.

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

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board (or FASB) and the Securities and Commission (or SEC), who create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate.

A potential change in U.S. accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, FASB and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB issued a Proposed Accounting Standards Update titled “Leases,” providing its views on accounting for leases by both lessees and lessors. The FASB’s proposed guidance may require significant changes in how leases are accounted for by both lessees and lessors. As of the date of this filing, the FASB has not finalized its views on accounting for leases. Changes to the accounting guidance could affect our accounting for leases as well as that of our tenants. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter leases on terms we find favorable.

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

Hedging transactions, which are intended to limit losses, may actually limit gains and increase our exposure to losses. As a result, hedging activity may adversely affect our earnings, which could reduce our cash available for distribution. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

As of December 31, 2012, Annaly owned approximately 12.4% of our outstanding shares of common stock.  The interests of Annaly may conflict with, or differ from, the interests of other holders of our capital stock. Annaly may vote its shares on all our corporate decisions submitted to our stockholders for approval, regardless of whether or not we terminate the management agreement with our Manager.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations.  Some of the factors that could negatively affect our share price include:

•
the price at which Annaly has agreed to offer for shares of our common stock that it does not own pursuant to the Merger Agreement (and any termination of the Merger Agreement or the failure to consummate the Merger);

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

We may acquire CMBS or RMBS in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. Payments on CMBS or RMBS are ordinarily made monthly, and consequently accrued market discount generally will have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

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

Item 1B.  Unresolved Staff Comments

     None.

Item 2.  Properties

Our executive and administrative office is located at 1211 Avenue of the Americas, Suite 2902, New York, New York 10036, telephone (646) 829-0160. We share this office space with Annaly and FIDAC.

Please see the Schedule of Real Estate and Accumulated Depreciation to our financial statements for a description of the real estate properties we owned as of December 31, 2012.

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

Our common stock began trading publicly on the New York Stock Exchange under the trading symbol "CXS" on September 17, 2009.  As of February 15, 2013, we had 76,630,528 shares of common stock issued and outstanding which were held by approximately 13,106 beneficial holders. The following tables sets forth, for the periods indicated, the high, low, and closing sales prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

	Stock Prices
	High	Low	Close
Quarter Ended December 31, 2012	$12.59	$10.84	$12.25
Quarter Ended September 30, 2012	$11.36	$10.00	$10.81
Quarter Ended June 30, 2012	$10.52	$9.53	$10.17
Quarter Ended March 31, 2012	$11.35	$10.27	$10.34

	Stock Prices
	High	Low	Close
Quarter Ended December 31, 2011	$10.72	$8.30	$10.38
Quarter Ended September 30, 2011	$11.30	$8.43	$8.88
Quarter Ended June 30, 2011	$11.66	$10.26	$11.11
Quarter Ended March 31, 2011	$13.48	$11.40	$11.42

Common Dividends Declared Per Share

Quarter Ended December 31, 2012	$ 0.32
Quarter Ended September 30, 2012	$ 0.32
Quarter Ended June 30, 2012	$ 0.27
Quarter Ended March 31, 2012	$ 0.27

Quarter Ended December 31, 2011	$ 0.35
Quarter Ended September 30, 2011	$ 0.30
Quarter Ended June 30, 2011	$ 0.25
Quarter Ended March 31, 2011	$ 0.23

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

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite 500 Stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT Index, an industry index of mortgage REITs.  The comparison is for the period from September 17, 2009 to December 31, 2012 and assumes the reinvestment of dividends.  The graph and table assume that $100 invested in our common stock and the two other indices on September 17, 2009.  Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

	9/17/2009	12/31/2009	12/31/2010	12/31/2011	12/31/2012
CreXus	100	95	94	83	103
S&P 500 Index	100	105	121	123	142
BBG REIT Index	100	99	120	119	134

The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed.  The historical information set forth above is not necessarily indicative of future performance.  Accordingly, we do not make or endorse any predictions as to future share performance.

Equity Compensation Plan Information

We have adopted a long term stock incentive plan, or Incentive Plan, to provide incentives to our independent directors, employees of our Manager and its affiliates to stimulate their efforts towards our continued success long-term growth and profitability and to attract, reward and retain personnel and other service providers.  The Incentive Plan authorizes the Compensation Committee of the board of directors to grant awards, including incentive stock options as defined under Section 422 of the Code, or ISOs, non-qualified stock options, or NQSOs, restricted shares and other types of incentive awards.  Our Incentive Plan provides for grants of restricted common stock and other equity-based awards up to an aggregate amount, at the time of the award, of (i) 2.5% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award less (ii) 250,000 shares, subject to an aggregate ceiling of 25,000,000 shares available for issuance under the Incentive Plan.  For a description of our Incentive Plan, see the Consolidated Financial Statements.

The following table provides information as of December 31, 2012 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Plan Category
Equity Compensation Plans Approved by Stockholders	-	$-	1,646,347
Equity Compensation Plans Not Approved by Stockholders	-	$-	-
Total	-	$-	1,646,347

_________
(1)	We have issued 19,416 shares of common stock to our independent directors under our equity incentive plan.

Item 6.  Selected Financial Data

The following selected financial data are derived from our audited financial statements for the years ended December 31, 2012, 2011, 2010 and the period commencing September 22, 2009 through December 31, 2009.  The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.
Consolidated Statement of Financial Condition Highlights
(dollars in thousands, except per share data)

	As of
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Commercial mortgage backed securities	$-	$-	$224,112	$30,913
Commercial real estate loans	729,822	752,801	167,671	39,998
Preferred equity held for investment	39,769	-	21,198	-
Real estate held for sale	33,655	-	-	-
Investment in real estate	33,655	33,196	-	-
Total assets	973,999	992,871	448,435	284,307
Secured financing agreements	-	-	172,837	25,579
Mortgages payable	19,150	16,600	-	-
Participation sold (non-recourse)	13,759	14,755	-	-
Total liabilities	66,126	65,714	180,400	28,480
Stockholders' equity	907,873	927,157	268,035	225,827
Book value per share	$11.85	$12.10	$14.79	$14.12
Numbers of shares outstanding	76,630,528	76,620,112	18,120,112	18,120,112

Consolidated Statement of Comprehensive Income Highlights
(dollars in thousands, except per share data)
	For the Years ended (except as noted)
	December 31, 2012	December 31, 2011	December 31, 2010	For the period commencing September 22, 2009 through December 31, 2009
Net interest income	$86,893	$103,541	$15,453	$299
Net realized gains (losses) on sale of assets	(525)	18,481	623	-
Rental income	3,153	238	-	-
Net Income (loss) per average share-basic and diluted	$0.93	$1.73	$0.66	$(0.06)
Dividends declared per share (1)	$1.18	$1.13	$0.58	$-

(1) For applicable period as reported in our earnings announcements.

Other Data
	For the Years ended
	December 31, 2012	December 31, 2011	December 31, 2010	For the Period commencing September 22, 2009 through December 31, 2009 (1)
	(dollars in thousands, except percentages)

Average total assets	$974,307	$1,042,923	$423,549	$271,978
Average investment in commercial real estate loans and preferred equity	705,607	866,731	290,150	63,441
Average borrowings on debt investments	26,137	82,836	173,341	25,579
Average equity	915,333	901,885	263,029	256,745
Yield on average interest earning assets	12.47%	12.22%	7.13%	10.16%
Cost of funds on average interest bearing liabilities	4.35%	2.86%	3.60%	3.60%
Interest rate spread	8.12%	9.36%	3.53%	6.56%
Net interest margin (net interest income/average interest earning assets)	12.32%	11.95%	3.80%	8.71%
G&A and management fee expense as percentage of average total assets	2.10%	1.36%	0.93%	1.74%
G&A and management fee expense as percentage of average total equity	2.23%	1.57%	1.51%	1.84%
Return on average interest earning assets	10.07%	12.52%	5.09%	(5.74%)
Return on average equity	7.76%	12.03%	4.53%	(1.42%)
Real estate investment at period-end (2)	70,354	33,196	-	-
Financing on real estate	19,150	16,600	-	-
Annualized yield on real estate investment portfolio at period end (3)	9.55%	7.67%	-	-
Weighted average cost of funds on real estate investment financing(4)	3.49%	3.50%	-	-

(1) Data for 2009 period is annualized.
(2) Includes $33.5 million in real estate held for sale at December 31, 2012 . Also includes related net intangible assets in excess of liabilities associated with purchase price allocation.
(3) Impairment charges and gain on sales related to discontinued operations were not annualized for purposes of determining the yield on real estate investment portfolio.
(4) Includes the effect of the interest rate swap and excludes the effect of the change in market value of the interest rate swap for the year ended December 31, 2012.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We are a commercial real estate company that acquires, manages, and finances, directly or through our subsidiaries, commercial mortgage loans and other commercial real estate debt, commercial real property, commercial mortgage-backed securities, or CMBS, other commercial real estate-related assets and Agency residential mortgage-backed securities.  We expect that the commercial real estate loans we acquire will be fixed and floating rate first mortgage loans secured by commercial properties.  We may also acquire subordinated commercial mortgage loans and mezzanine loans.  We have also invested in long-term sale-leaseback transactions and we may in invest in build-to-suit transactions for companies in the U.S.  The long term sale-leaseback and build to suit properties are triple-net leased to corporate tenants.  The triple-net leases require that in sale-leaseback transactions, each tenant pays substantially all of the costs associated with operating and maintaining the property, including real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance and capital expenditures.  From time to time, we also acquire commercial real property as part of our resolution of commercial mortgage loans and other commercial real estate debt where a borrower defaults on their obligations and we take title to the collateral underlying the commercial mortgage loans and other commercial real estate debt through foreclosure or other means.

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

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending on December 31, 2009.  Our targeted asset classes and the principal investments we expect to make in each include:

•	Commercial Mortgage Loans:

o	A-Notes and other first mortgage loans that are secured by commercial and multifamily properties

o	Construction loans

•	Subordinated Debt and Preferred Equity:

o	B-Notes, C-Notes, and other subordinated notes

o	Mezzanine loans

o	Loan participations

o	Preferred equity

•	Commercial Real Property:

o	Office buildings

o	Hotels

o	Retail

o	Industrial

o	Multifamily

o	Residential condominiums

o	Other commercial real property including land

•	Commercial Mortgage-Backed Securities, or CMBS:

o	CMBS rated AAA through BBB

o	CMBS that are rated below investment grade or are non-rated

•	Other Commercial Real Estate Assets:

o	Debt and equity tranches of CRE CDOs

o	Loans to real estate companies including REITs and REOCs

o	Commercial real estate securities

•	Agency RMBS:

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

We may use borrowings as part of our financing strategy.  We have financed our triple-net lease portfolio with non-recourse financings, which generally limit the recoverability of the loan to the respective properties.  These financings may be specific to a particular property or secured by a portfolio of our properties.  We anticipate that the loan to value ratio for these financing will be between 40% and 65% and would likely not exceed 80%.

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

Factors Impacting our Operating Results

In addition to the prevailing market conditions, our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial mortgage loans, commercial real estate debt, CMBS and other financial assets in the marketplace. Our net interest income includes the actual payments we receive and is also impacted by the amortization of purchase premiums and accretion of purchase discounts. Our net interest income varies over time, primarily as a result of changes in interest rates, and accretion of purchase discount.  Interest rates vary according to the type of asset, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with certainty. Accretion of purchase discount is calculated using the effective interest method and is dependent on price of the asset and the duration that the asset matures.  Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans are held directly by us or are included in our CMBS.

Change in Fair Value of our Assets. It is our business strategy to hold our targeted assets as long-term investments.  As such, we expect that our CMBS and Agency RMBS will be carried at their fair value, as available-for-sale securities in accordance with ASC 320, Investments in Debt and Equity Securities, with changes in fair value recorded through accumulated other comprehensive income (loss) rather than through earnings. As a result, we do not expect that changes in the fair value of the assets will normally impact our operating results. At least on a quarterly basis, however, we will assess both our ability and intent to continue to hold such assets as long-term investments. As part of this process, we will monitor our targeted assets for other-than-temporary impairment, or OTTI, including OTTI attributable to credit losses. A change in our ability or intent to continue to hold any of our investment securities could result in our recognizing an impairment charge or realizing losses upon the sale of such securities.  Our commercial real estate loans are held for investment and are carried at amortized cost, net of an allowance for loan losses in accordance with ASC 310, Receivables.

Credit Risk. We may be exposed to various levels of credit risk depending on the nature of our investments and the nature and level of the assets underlying the investments and credit enhancements, if any, supporting our assets. FIDAC and FIDAC’s Investment Committee approve and monitor credit risk and other risks associated with each investment.  We review loan to value metrics upon either the origination or the acquisition of a new investment but generally not in the course of quarterly surveillance. We generally review the most recent financial information produced by the borrower, net operating income, or NOI, debt service coverage ratios, or DSCR, property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of our assets, and may consider other factors we deem important. We review market pricing to determine the ability of the asset to refinance.  We review economic trends, both macro as well as those directly affecting the property, and the supply and demand of competing projects in the sub-market in which the subject property is located. We also evaluate the borrower’s ability to manage and operate the properties.

Based upon the review, loans are assigned an internal rating of Performing Loans, Watch List Loans or Workout Loans.   Loans that are deemed Performing Loans meet all present contractual obligations.  Watch List Loans are defined as performing or nonperforming loans for which the timing of cost recovery is under review.  Workout Loans are defined as loans for which there is a likelihood that we may not recover our cost basis.

Size of Portfolio. The size of our portfolio, as measured by the aggregate unpaid principal balance of our commercial real estate loans, aggregate principal balance of our mortgage-related securities and our investment in real estate are the key revenue drivers. Generally, as the size of our portfolio grows, the amount of interest and rental income we receive increases. The larger portfolio, however, may drive increased expenses if we incur additional interest expense to finance the purchase of our assets.

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

Investment Activities

At December 31, 2012, our investment portfolio consisted of $729.8 million of loans, $39.8 million of preferred equity and $70.4 million of equity investments in real estate, which includes real estate held for sale and is net of intangible assets and liabilities relating to the purchase price allocation of the investment in real estate of $3.2 million.

The following segmented table summarizes certain characteristics of our investment portfolio at December 31, 2012, 2011 and 2010:
	As of
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Commercial Real Estate Debt and Preferred Equity Portfolio	(dollars in thousands)
Commercial real estate debt and preferred equity investment portfolio	$769,591	$752,801	$188,869	$70,911
Commercial mortgage backed securities	-	-	224,112
Interest bearing liabilities at period-end	-	-	172,837	25,579
Secured financing leverage at period-end (Debt:Equity)	-	-	0.6:1	0.1:1
Fixed-rate investments as percentage of portfolio	71%	38%	94%	100%
Adjustable rate investments as percentage of portfolio	29%	62%	6%	-
Fixed-rate investments
Commercial mortgage-backed securities as percentage of fixed-rate assets	-	-	55%	45%
Commercial real estate debt as percentage of fixed-rate assets	93%	100%	40%	55%
Commercial preferred equity as percentage of fixed-rate assets	7%	-	5%	-
Adjustable rate investments
Commercial mortgage loans as percentage of adjustable-rate assets	100%	100%	100%	-
Weighted average yield on interest earning assets at period-end	10.56%	29.86%	7.75%	9.67%

Real Estate Properties Portfolio including Real Estate Held for Sale
Real estate investment at period-end (1)	$70,354	$33,196	-	-
Financing on real estate	$19,150	$16,600	-	-
Annualized yield on real estate investment portfolio at period end (2)	9.55%	7.67%	-	-
Weighted average cost of funds on real estate investment financing(3)	3.49%	3.50%	-	-

(1) Includes $33.5 million in real estate held for sale at December 31, 2012 . Also includes related net intangible assets in excess of liabilities associated with purchase price allocation.
(2) Impairment charges and gain on sales related to discontinued operations were not annualized for purposes of determining the yield on real estate investment portfolio.
(3) Includes the effect of the interest rate swap and excludes the effect of the change in market value of the interest rate swap for the year ended December 31, 2012.

The following table represents our commercial real estate loan and preferred equity portfolio at December 31, 2012:

Commercial Real Estate Loans and Preferred Equity
December 31, 2012
(dollars in thousands)

Property Type				Stated	Payment		Carrying
Senior Debt	Location	Coupon		Maturity Date	Terms	Face Amount	Amount
Condo	NY	-	%(1)	Dec-13	I/O	$12,973	$12,973
Retail	CO	5.58%		May-17	30 year	17,708	15,608
Retail	IN	4.75%		Nov-14	I/O	23,814	23,814
Industrial	TX	6.40%		Aug-14	I/O	34,000	35,448
Retail	PA	4.50%		Aug-15	I/O	12,500	12,500
Commercial mortgage loans: weighted average coupon		4.81%		Commercial mortgage loans total		$100,995	$100,343

Subordinate and Mezzanine debt (2)

Hotel	TX	10.53%		Sep-16	I/O	$44,000	$44,000
Retail	TX	11.25%		Apr-15	30 year	27,106	27,106
Office	NY	10.00%		Jul-21	I/O	10,000	10,000
Office	NY	10.00%		Dec-14	Fully Amortizing	3,945	3,945
Retail	Various	7.71%		Dec-15	Fixed paydown	45,625	42,822
Office	CA	11.13%		Oct-14	I/O	20,000	20,000
Retail	Various	12.24%		Dec-19	I/O	40,000	40,000
Office	GA	12.00%		Oct-13	I/O	20,500	20,500
Office	IL	5.65%		Jan-15	30 year	16,410	15,715
Office	IL	6.66%		Jun-15	I/O	25,000	23,239
Office	NY	11.15%		Sep-21	I/O	18,000	18,000
Retail	Various	11.25%		Apr-17	25 year	87,273	87,273
Hotel	CA	12.25%		Apr-17	I/O	8,000	8,000
Industrial	Various	11.00%		Jun-17	I/O	50,000	50,000
Office	MD	11.20%		Aug-17	I/O	10,130	10,130
Office	MD	11.70%		Aug-17	I/O	9,942	9,942
Office	GA	11.00%		Jul-15	I/O	9,000	9,000
Hotel	Various	11.50%		Dec-19	I/O	25,000	25,000
Office	NY	10.00%		Oct-18	I/O	10,000	10,000
Industrial	NY	11.50%		Jan-18	I/O	4,000	4,000
Office	Various	11.50%		Dec-14	I/O	92,673	92,673
Retail	IN	16.79%		Nov-14	I/O	4,626	4,626
Hotel	NY	10.83%		Sep-13	I/O	17,000	17,000
Hotel	NY	12.61%		Sep-13	I/O	13,000	13,000
Office	IL	12.25%		Aug-15	I/O	6,500	6,500
Industrial	TX	6.40%		Aug-14	I/O	12,500	11,008
Retail	PA	11.75%		Aug-15	I/O	6,000	6,000
Subordinate and mezzanine debt: weighted average coupon		10.68%		Subordinate and mezzanine debt total		$636,230	$629,479
	Total debt portfolio: weighted average coupon	9.87%			Total debt portfolio	$737,225	$729,822

Preferred Equity
Multi-Family PE	MD	11.00%		Aug-22	I/O	$39,769	$39,769
Commercial real estate debt and preferred equity portfolio: weighted average coupon		9.93%		Total commercial real estate debt and prefered equity portfolio		$776,994	$769,591

Results of Operations

Net Income Summary

Our net income for the year ended December 31, 2012 was $71.0 million, or $0.93 per average common share, as compared to net income of $108.4 million or $1.73 per average common share for the year ended December 31, 2011 and net income of $11.9 million or $0.66 per average common share for the year ended December 31, 2010.  We attribute the decrease in net income for the year ending December 31, 2012 primarily to the decrease in accretion income of $38.0 million, partially offset by an increase of coupon related interest income of $20.1 million as compared to the year ended December 31, 2011.  In addition, the sale of our CMBS and Agency RMBS portfolio resulted in a gain of $18.5 million during the year ended December 31, 2011 with no comparable amounts in 2012.

Net income increased by $1.07 per average share available to common shareholders and total net income increased by $96.5 million for the year ended December 31, 2011, when compared to the year ended December 31, 2010.  We attribute the increase in total net income to the purchase of income producing assets from the proceeds of our secondary offering.

The table below presents the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010:

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)

	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Net interest income:
Interest income	$88,561	$106,483	$20,847
Interest expense	(1,138)	(2,370)	(5,279)
Servicing fees	(530)	(572)	(115)
Net interest income	86,893	103,541	15,453

Other income:
Realized loss on sale of loan	(525)	-	-
Realized gains on sales of investments	-	18,481	623
Miscellaneous fee income	348	486	-
Rental income	3,153	238	-
Total other income	2,976	19,205	623

Other expenses:
Provision for loan losses, net	2,803	127	240
Management fees to affiliate	13,775	10,958	1,644
General and administrative expenses	6,660	3,211	2,305
Amortization expense	440	-	-
Depreciation expense	1,086	54	-
Total other expenses	24,764	14,350	4,189

Income before income tax	65,105	108,396	11,887
Income tax	39	-	1
Net income from continuing operations	65,066	108,396	11,886

Net income from discontinued operations (net of tax expense of $726, $0, and $0, respectively)	6,752	-	-
Gain on sale from discontinued operations	1,774	-	-
Impairment charges	(2,560)	-	-
Total income from discontinued operations	5,966	-	-

Net Income	$71,032	$108,396	$11,886

Net income per average share-basic and diluted, continuing operations	$0.85	$1.73	$0.66
Total net income per average share-basic and diluted, discontinued operations	0.08	-	-

Net income per average share-basic and diluted	$0.93	$1.73	$0.66
Dividend declared per share of common stock	$1.18	$1.13	$0.58
Weighted average number of shares outstanding-basic and diluted	76,626,430	62,609,153	18,120,112
Comprehensive income:
Net income	$71,032	$108,396	$11,886
Other comprehensive income:
Unrealized gains on securities available-for-sale	-	-	11,471
Reclassification adjustment for realized gains included in net income	-	(10,475)	(623)
Total other comprehensive income	-	(10,475)	10,848
Comprehensive income	$71,032	$97,921	$22,734

Interest Income and Average Earning Asset Yield

We had average interest earning assets of $705.6 million, $866.7 million and $290.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Average interest earning assets for the year ended December 31, 2012 decreased primarily as a result of the sale of Agency RMBS and CMBS during the year ended December 31, 2011.  The increase in average interest earning assets for the year ended December 31, 2011 as compared to the year ended December 31, 2010 is primarily a result of the purchase of a combined $925.8 million of Agency mortgaged-backed securities and commercial real estate loans during 2011. Our interest income, net of service fees, was $88.0 million, $105.9 million and $20.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The yield on our portfolio, excluding cash, was 12.47%, 12.22% and 7.13% for the years ended December 31, 2012, 2011 and 2010, respectively.  Interest income decreased $17.9 million during the year ended December 31, 2012 due to a net decrease in accretion income of $38.0 million, partially offset by an increase of coupon income of $20.1 million as compared to the year ended December 31, 2011.  For the year ended December 31, 2011 our interest income increased $84.9 million compared to the year ended December 31, 2010 primarily due to the accretion of purchase discount related to assets purchased during 2011.

Interest Expense and the Cost of Funds

We had average interest bearing liabilities of $26.1 million, $82.8 million and $173.3 million for the years ending December 31, 2012, 2011 and 2010, respectively.  Total interest expense, which includes the change in market value of the interest rate swap, totaled $1.1 million, $2.4 million and $5.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Our average cost of funds, including the change in market value of the interest rate swap, was 4.35%, 2.86% and 3.60% for the years ended December 31, 2012, 2011 and 2010, respectively.  Our interest expense decreased $1.2 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the repayment of the Term Asset-back Loan Facility, or TALF, debt.  Our interest expense decreased $2.9 million primarily due to the financing of fewer assets and a lower cost of funds for the year ended December 31, 2011 when compared to the year ended December 31, 2010.

Net Interest Income

Our net interest income, which equals interest income less interest expense and service fees, totaled $86.9 million, $103.5 million and $15.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Our net interest income for the year ended December 31, 2012 decreased by $16.6 million primarily due to a net decrease in accretion income of $38.0 million, partially offset by an increase of coupon income of $20.1 million as compared to the year ended December 31, 2011.  For the year ended December 31, 2011, our net interest income increased $88.1 million compared to the year ended December 31, 2010 primarily due to the accretion of purchase discount related to assets purchased during 2011.  Our net interest spread was 8.12%, 9.36% and 3.53% for the years ended December 31, 2012, 2011 and 2010, respectively.  For the year ended December 31, 2012, the decrease in net interest spread is primarily due to an increase in the average cost of funds as compared to the year ended December 31, 2011.  Interest spread for the years ended December 31, 2011 increased due to accretion income increasing the yield of our investments when compared to the year ended December 31, 2010.

The table below summarizes our average earning assets held, interest earned on assets, yield on average interest earning assets, average balance of interest bearing liabilities, interest expense, average cost of funds, net interest income, and net interest rate spread for the periods presented.
Net Interest Income
(Ratios have been annualized, dollars in thousands)
			Yield on
	Average		Average	Average				Net
	Earning	Interest	Interest	Interest		Average	Net	Interest
	Assets	Earned on	Earning	Bearing	Interest	Cost	Interest	Rate
	Held (1)(2)	Assets (1)(2)(3)	Assets (1)(2)(3)	Liabilities (3)	Expense (3)	of Funds (3)	Income	Spread
For the year ended December 31, 2012	$705,607	$88,013	12.47%	$26,137	$1,138	4.35%	$86,893	8.12%
For the year ended December 31, 2011	$866,731	$105,900	12.22%	$82,836	$2,370	2.86%	$103,530	9.36%
For the year ended December 31, 2010	$290,150	$20,675	7.13%	$173,341	$5,279	3.60%	$15,396	3.53%
For the period ended December 31, 2009	$63,441	$279	9.67%	$25,579	$26	3.60%	$253	6.05%
For the quarter ended December 31, 2012	$746,642	$20,245	10.85%	$26,422	$281	4.24%	$19,964	6.61%
For the quarter ended September 30, 2012	$747,049	$26,816	14.36%	$19,150	$187	3.92%	$26,629	10.44%
For the quarter ended June 30, 2012	$638,619	$17,689	11.08%	$27,392	$310	4.52%	$17,382	6.56%
For the quarter ended March 31, 2012	$689,210	$23,270	13.51%	$31,656	$360	4.55%	$22,916	8.96%

(1) Excludes cash and cash equivalents.
(2) Includes non-recourse participation sold and corresponding related asset, interest icome and expense.
(3) Net of servicing fees.

Rental Income

Our rental income for the years ended December 31, 2012 and 2011 was $3.2 million and $238 thousand, respectively.  The increase in rental income during 2012 is due to acquiring investments in real estate at the end of 2011.  We had no rental income for the year ended December 31, 2010.

Management Fee and General and Administrative Expenses

We paid FIDAC management fees of $13.8 million, $11.0 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The increases are primarily to the increase in stockholders’ equity for the comparable periods.

General and Administrative, or G&A, expenses totaled $6.7 million, $3.2 million and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.   The increase from the year ended December 31, 2011 to the year ended December 31, 2012 is primarily attributable to costs associated with taking possession of collateral underlying loans via a deed in lieu of foreclosure.  The increase in G&A from the year ended December 31, 2010 to the year ended December 31, 2011 is primarily attributable to an increase in the Company’s asset base.

Total management fee and G&A expenses as a percentage of average total assets, excluding provision for loan losses, depreciation and amortization, were 2.10%, 1.36% and 0.93% for the years ended December 31, 2012, 2011 and 2010, respectively.  The increase from the year ended December 31, 2011 to the year ended December 31, 2012, and from the year ended December 31, 2010 to the year ended December 31,  2011, is generally attributable to an increase in management fee, the increase in asset base, license, legal and accounting fees.

Currently, FIDAC has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

The table below shows our total management fee and G&A expenses as a percentage of average total assets and average equity for the periods presented.

Management Fees and G&A Expenses Ratios
(Ratios have been annualized, dollars in thousands)

		Total Management	Total Management
	Total Management	Fee and G&A	Fee and G&A
	Fee and G&A	Expenses/Average	Expenses/Average
	Expenses	Total Assets	Equity
For the year ended December 31, 2012	$ 20,435	2.10%	2.23%
For the year ended December 31, 2011	$ 14,169	1.36%	1.57%
For the year ended December 31, 2010	$ 3,949	0.93%	1.51%
For the period ended December 31, 2009	$ 1,305	1.74%	1.84%
For the quarter ended December 31, 2012	$ 4,875	2.01%	2.14%
For the quarter ended September 30, 2012	$ 4,773	1.97%	2.07%
For the quarter ended June 30, 2012	$ 4,606	1.88%	2.00%
For the quarter ended March 31, 2012	$ 6,181	2.50%	2.67%

Net Income and Return on Average Equity

Our net income was $71.0 million, $108.4 million and $11.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The decrease in net income for the year ending December 31, 2012 is primarily due to the decrease in accretion income of $38.0 million, partially offset by an increase of coupon related interest income of $20.1 million as compared to the year ended December 31, 2011.  Additionally, the sale of our CMBS and Agency RMBS portfolio during 2011 resulted in a gain of $18.5 million.  The table below summarizes our net interest income, fee income, rental income, total expenses, realized gains (losses), and net income from discontinued operations each as a percentage of average equity for the periods presented.  The table also highlights the return on average equity for the periods presented.

Components of Return on Average Equity
(Ratios have been annualized)
						Net Income on
	Net Interest	Fee	Rental	Total	Realized	Discontinued	Return
	Income/	Income/	Income/	Expenses(1)/	Gains (Losses)/	Operations/(2)	on
	Average	Average	Average	Average	Average	Average	Average
	Equity	Equity	Equity	Equity	Equity	Equity	Equity
For the year ended December 31, 2012	9.49%	0.04%	0.34%	(2.71%)	(0.06%)	0.65%	7.75%
For the year ended December 31, 2011	11.48%	0.05%	0.03%	(1.58%)	2.05%	0.00%	12.03%
For the year ended December 31, 2010	5.89%	0.00%	0.00%	(1.60%)	0.24%	0.00%	4.53%
For the period ended December 31, 2009	0.42%	0.00%	0.00%	(1.84%)	0.00%	0.00%	(1.42%)
For the quarter ended December 31, 2012	8.76%	0.00%	0.36%	(2.31%)	0.00%	1.04%	7.85%
For the quarter ended September 30, 2012	11.57%	0.00%	0.35%	(2.24%)	0.00%	0.15%	9.83%
For the quarter ended June 30, 2012	7.54%	0.00%	0.35%	(2.18%)	(0.23%)	0.75%	6.23%
For the quarter ended March 31, 2012	9.91%	0.15%	0.31%	(4.06%)	0.00%	0.66%	6.97%

(1) Includes provision for loan loss, depreciation and amortization.
(2) Includes net income, gain on sale and impairment charges related to discontinued operations.

Discontinued Operations

We recorded net income of approximately $6.8 million from discontinued operations during the year ended December 31, 2012, which represents the net operating results of the hotels acquired during the quarter ended March 31, 2012 via deed in lieu of foreclosure.  Net income from discontinued operations is recorded net of tax expense of $726 thousand for the year ended December 31, 2012.  We recorded a pre-tax gain on sale from discontinued operations of $1.8 million during the year ended December 31, 2012.  Additionally, we incurred a $2.6 million impairment charge on real estate held for sale during the year ended December 31, 2012.  We had no activities classified as discontinued operations for the years ended December 31, 2011 and 2010.

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

We have financed our triple-net lease portfolio with non-recourse financings, which generally limit the recoverability of the loan by the creditor to the respective property.  These financings are generally specific to a particular property or secured by a portfolio of our properties.  We anticipate that the loan to value ratio for these financing will be between 40% and 65% and would likely not exceed 80%. We may utilize structural leverage through securitizations of commercial real estate loans or CMBS. We may also seek to finance the acquisition of Agency RMBS using repurchase agreements with counterparties, which are recourse to us.  With regard to securitizations or selling the senior portion of the loan, the leverage will depend on the market conditions for structuring such transactions.  We anticipate that leverage for Agency RMBS would be available to us, which would provide for a debt-to-equity ratio in the range of 2:1 to 4:1 and would likely not exceed 8:1.  Based on current market conditions, we expect to operate within the leverage levels described above in the near and long-term.  We can provide no assurance that we will be able to obtain financing on favorable terms, or at all.

Securitizations

We may seek to enhance the returns on our commercial mortgage loan investments, especially loan acquisitions, through securitization. If available, we may securitize the senior portion, expected to be equivalent to AAA-rated CMBS, while retaining the subordinate securities in our portfolio.

Other Sources of Financing

We have used and may continue to use repurchase agreements to finance acquisitions of Agency RMBS with a number of counterparties. Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash.  Similarly, if the estimated fair value of interest earning assets increases due to changes in market interest rates or market factors, lenders may release collateral back to us.  Specifically, margin calls result from a decline in the value of our Agency RMBS securing our repurchase agreements, prepayments on the mortgages securing such Agency RMBS and changes in the estimated fair value of such Agency RMBS generally due to principal reduction of such Agency RMBS from scheduled amortization and resulting from changes in market interest rates and other market factors.  Our repurchase agreements may provide that the valuations for the Agency RMBS securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties.  However, in certain circumstances and under certain of our repurchase agreements our lenders may have the sole discretion to determine the value of the Agency RMBS securing our repurchase agreements.  In instances where we agree to permit our lenders to make a determination of the value of the Agency RMBS securing our repurchase agreements, such lenders are required to act in good faith in making such valuation determinations and in certain of these instances are also required to act reasonably in this determination.  Our repurchase agreements generally provide that in the event of a margin call we must provide additional securities or cash on the same business day that a margin call is made, if the lender provides us notice prior to the margin notice deadline on such day.  As of December 31, 2012, we did not own any Agency RMBS and consequently have no Agency RMBS pledged or subject to any margin calls under repurchase agreements.  However, should we acquire any Agency RMBS under repurchase agreements, margin calls on the repurchase agreements could result, causing an adverse change in our liquidity position.

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

For our short-term (one year or less) and long-term liquidity, which include investing and compliance with collateralization requirements under our repurchase agreements (if the pledged collateral decreases in value or in the event of margin calls created by prepayments of the pledged collateral), we also rely on the cash flow from investments, primarily monthly principal and interest payments to be received on our CMBS and commercial real estate loans, cash flow from the sale of securities, rental income from our net lease investments, proceeds from sales of discontinued operations as well as any primary securities offerings authorized by our board of directors.

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

Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements may be subject to obtaining additional debt financing and equity capital. Subject to maintaining our qualification as a REIT, we expect to use a number of sources to finance our investments, including repurchase agreements, warehouse facilities, securitization, commercial paper and term financing CDOs. Such financings will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.

We held cash and cash equivalents of approximately $123.5 million and $202.8 million at December 31, 2012 and December 31 2011, respectively.  The net decrease from 2011 to 2012 is primarily due to the acquisition of loans, real estate and preferred equity investments and the payment of dividends.

Our operating activities provided net cash of approximately $51.4 million, $34.2 million and $8.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increases are primarily due to an increase net interest income.

Our investing activities resulted in the net use of cash of $37.5 million, $305.0 million, and $330.7 million  for the years ended December 31, 2012, 2011 and 2010, respectively.  The net use of cash is primarily due to the purchase of loans and preferred equity investments for the years ended December 31, 2012, 2011 and 2010.

Our financing activities for the year ended December 31, 2012 resulted in the net use of cash of $93.2 million, primarily attributable to $92.7 million paid in dividends to our common shareholders. Our financing activities for the year ended December 31, 2011 resulted in net proceeds of $442.6 million.  The net proceeds from financing activities for the year ended December 31, 2011 is primarily attributable to $634.3 million of proceeds from our secondary offering that settled in April 2011, offset by $172.8 million for the repayment of our TALF financing. Our financing activity for the year ended December 31, 2010 resulted in net proceeds of $140.7 million primarily due to TALF financing of CMBS.

At December 31, 2012, 2011 and 2010 we had outstanding financing agreements of $19.2 million, $16.6 million and $172.8 million, respectively, and no repurchase agreements in any of these periods.

We are not required to maintain any specific debt-to-equity ratios.  We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2012 our total non-recourse debt was approximately $19.2 million which represented a debt-to-equity ratio of approximately 0.02:1.  At December 31, 2011 our total debt was approximately $16.6 million which represented a debt-to-equity ratio of approximately 0.02:1.

Stockholders' Equity

Our charter provides that we may issue up to 1,100,000,000 shares of stock, consisting of up to 1,000,000,000 shares of common stock having a par value of $0.01 per share and up to 100,000,000 shares of preferred stock having a par value of $0.01 per share.

There was no preferred stock issued or outstanding as of December 31, 2012 or December 31, 2011.

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

On January 30, 2013, we and our Manager entered into an amendment to the management agreement pursuant to which, our Manager has agreed to, among other things, in good faith facilitate and assist the Company in its efforts to actively seek and solicit acquisition proposals during the Transaction Solicitation Period and, following the conclusion of the Transaction Solicitation Period, in good faith facilitate and assist our discussions, negotiations, providing of information and any other permissible action with respect to possible acquisition proposals under the terms of the Merger Agreement. The amendment also shortens the notice provision for our termination of the management agreement from 180 days to 60 days’ notice at any time during the first six months following the acquisition by a third party of a majority of our stock or assets.

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

Agreement and Plan of Merger

 On January 30, 2013, we entered into  the Merger Agreement with Annaly and CXS Acquisition Corporation, a wholly-owned subsidiary of Annaly (or Acquisition), pursuant to which, among other things, Acquisition will commence a tender offer (or the Offer) to purchase all of the outstanding shares of our common stock, par value $0.01 per share (or the Shares), that Acquisition or Annaly do not own at a price per share of $13.00 in cash, plus a cash payment to reflect a pro-rated quarterly dividend for the quarter in which the Offer is consummated, subject to the terms and conditions set forth in the Merger Agreement.  If at least 51% of the Shares not owned by Annaly or any of its subsidiaries, officers or directors are tendered and purchased by Acquisition in the tender offer, and subject to the satisfaction or waiver of certain limited conditions set forth in the Merger Agreement (including, if required, receipt of approval by our stockholders), Acquisition will merge with and into us, we would be surviving as a wholly-owned subsidiary of Annaly.  In the Merger, each outstanding Share, other than Shares owned by Acquisition and Annaly, will be converted into the right to receive the same cash consideration paid in the Offer.

Under the terms of the Merger Agreement, we may solicit, receive, evaluate and enter into negotiations with respect to alternative proposals from third parties for the Transaction Solicitation Period consisting of a period of 45 calendar days continuing through March 16, 2013.  We may continue discussions after the Transaction Solicitation Period with parties who made acquisition proposals during the Transaction Solicitation Period, or who made unsolicited acquisition proposals after the Transaction Solicitation Period, in either case that we determine, in good faith, would result in, or is reasonably likely to result in, a superior proposal. If we receive a superior proposal, Annaly and Acquisition have the right to increase their offer price one time to a price that is at least $0.10 per share greater than the value per share stockholders would receive as a result of the superior proposal and thereafter we may terminate after providing two business days’ notice.  If we terminate the Merger Agreement during the Transaction Solicitation Period or during the 10-day period following its expiration to enter into a superior proposal with a party who delivered a written acquisition proposal during the Transaction Solicitation Period, we will be required to pay to Annaly a termination fee of $15 million. If we terminates the Merger Agreement thereafter in connection with a superior proposal, the termination fee will be $25 million.  If the Merger Agreement is terminated in either circumstance, we will also be required to reimburse Annaly’s documented out-of-pocket expenses, up to $5 million. In all cases, the termination fee and expense reimbursement will be credited against the termination fee payable by us under the management agreement with FIDAC, a wholly owned subsidiary of Annaly.

The Merger Agreement includes customary representations, warranties and covenants of us, Annaly and Acquisition.  We agreed to operate our business in the ordinary course consistent with past practice until the effective time of the Merger.  Annaly has separately agreed to not purchase any Shares in excess of the approximately 12.4% of the outstanding that it currently owns.

 Consummation of the Offer is subject to various conditions, including (1) the valid tender of the number of Shares that would represent at least 51% of the Shares not owned by Annaly or any of its subsidiaries, officers or directors, (2) the consummation of the Offer or the Merger not being unlawful under any applicable statute, rule or regulation, (3) the consummation of the Offer or the Merger not being enjoined by order of any court or other governmental authority, (4) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement), (5) neither our board of directors nor its special committee of independent directors having withdrawn its recommendation of the Offer or Merger to our stockholders, and (6) the satisfaction of certain other customary closing conditions. Neither the Offer nor the Merger is subject to a financing condition.  Annaly plans to finance the transaction with cash on hand.

 If, after completion of the Offer, Annaly and Acquisition hold at least 90% of the outstanding Shares, the Merger will be consummated in accordance with the short-form merger provisions under Maryland law without the approval of the Merger by our stockholders. If, after completion of the Offer, Annaly and Acquisition hold less than 90% of the outstanding Shares, Acquisition will have the right to exercise the Percentage Increase Option which provides us an irrevocable option under the Merger Agreement to purchase from us that number of additional Shares that will increase the percentage of outstanding Shares owned by Annaly and its subsidiaries to one share more than 90% of the outstanding Shares (after giving effect to the issuance of shares pursuant to the Percentage Increase Option).  Upon exercise of the Percentage Increase Option, the Merger will be consummated in accordance with the short-form merger provisions under Maryland law without approval of the Merger by our stockholders.

Our board of directors, upon the unanimous recommendation and approval of a special committee consisting of our three independent directors, adopted resolutions (i) determining and declaring advisable the Merger Agreement and the Offer, the Merger, the Percentage Increase Option and the other transactions contemplated by the Merger Agreement, (ii) determining that the terms of the Offer, the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement are in the best interests of, and fair to, our stockholders other than Annaly and its affiliates, and (iii) recommending that our stockholders (other than Annaly and its affiliates) accept the Offer, tender their Shares into the Offer and, to the extent required by applicable law to consummate the Merger, vote their Shares in favor of approving the Merger.

Clearing and Underwriting Fees

We use RCap Securities, Inc., a wholly-owned subsidiary of Annaly, or RCAP, to clear trades for us and RCap receives customary fees and charges in connection with the provision of such services.  For the years ended December 31, 2012 and 2011 we paid RCap approximately $36 thousand and $22 thousand, respectively, for its services.  We did not pay RCap fees in 2010.

Contractual Obligations and Commitments

As of December 31, 2012 we financed a portion of our real estate assets with non-recourse mortgage loans.  The table below provides a summary of our contractual obligations at December 31, 2012 and December 31, 2011.

	December 31, 2012
	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)
Loan	$-	$411	$18,739	$-	$19,150
Interest expense on loan	670	1,333	717	-	2,720
Total	$670	$1,744	$19,456	$-	$21,870

	December 31, 2011
	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)
Loan	$-	$-	$16,600	$-	$16,600
Interest expense on loan	533	1,162	1,143	-	2,838
Total	$533	$1,162	$17,743	$-	$19,438

We agreed to pay the underwriters of our initial public offering $0.15 per share for each share sold in the initial public offering if during any full four calendar quarter period during the 24 full calendar quarters after our initial public offering certain performance hurdles were met.  During the year ended December 31, 2012 we paid the underwriters $2.0 million, representing the full amount due, as a result of meeting the required hurdle.

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

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our taxable income. We intend to pay regular quarterly dividends to our stockholders. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our repurchase facilities, we must first meet both our operating requirements and scheduled debt service on our other outstanding indebtedness.

During the year ended December 31, 2012, we declared dividends to common shareholders totaling $90.4 million or $1.18 per share, of which $24.5 million or $0.32 per share, was paid on January 24, 2013.  During the year ended December 31, 2011, we declared dividends to common shareholders totaling $73.1 million or $1.13 per share, of which $26.8 million or $0.35 per share, was paid on January 26, 2012.

Capital Expenditures

At December 31, 2012, we had no material commitments for capital expenditures.

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

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Internal Revenue Code (the Code) as of December 31, 2012 and December 31, 2011.   We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2012 and the year ended December 31, 2011 and for each quarter therein.  Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, as of December 31, 2012 and December 31, 2011, we believe that we qualified as a REIT under the Code.

We, at all times, intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, or the 1940 Act.  If we were to become regulated as an investment company, then our ability to use leverage would be substantially reduced.

Certain of our subsidiaries, including CreXus S Holdings LLC and certain subsidiaries that we may form in the future, rely on the exemption from registration provided by Section 3(c)(5)(C) of the 1940 Act.  Section 3(c)(5)(C) as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” (or Qualifying Real Estate Assets) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets.  The assets that we acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the 1940 Act.

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

We determined that as of December 31, 2012 and December 31, 2011, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) of the 1940 Act as interpreted by the staff of the SEC.

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the U.S. Commodity Futures Trading Commission (or CFTC) gained jurisdiction over the regulation of interest rate swaps.  The CFTC has asserted that this causes the operators of mortgage real estate investment trusts that use swaps as part of their business model to fall within the statutory definition of Commodity Pool Operator (or CPO), and, absent relief from the Division or the Commission, to register as CPOs.  On December 7, 2012, as a result of numerous requests for no-action relief from the CPO registration requirement for operators of mortgage real estate investment trusts, the Division of Swap Dealer and Intermediary Oversight of the CFTC issued no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” that permits a CPO to receive relief by filing a claim to perfect the use of the relief. A claim submitted by a CPO will be effective upon filing, so long as the claim is materially complete.  The conditions that must be met to claim the relief are that the mortgage real estate investment trust must:

●
Limit the initial margin and premiums required to establish its commodity interest positions to no more than 5 percent of the fair market value of the mortgage real estate investment trust’s total assets;

●
Limit the net income derived annually from its commodity interest positions that are not qualifying hedging transactions to less than five percent of the mortgage real estate investment trust’s gross income;

●
Ensure that interests in the mortgage real estate investment trust are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options, or swaps markets; and

●	Either:

●	identify itself as a “mortgage REIT” in Item G of its last U.S. income tax return on Form 1120-REIT; or

●
if it has not yet filed its first U.S. income tax return on Form 1120-REIT, but has disclosed to its shareholders that it intends to identify itself as a “mortgage REIT” in its first U.S. income tax return on Form 1120-REIT.

While we disagree that the CFTC’s position that mortgage real estate investment trusts that use swaps as part of their business model fall within the statutory definition of a CPO, we have submitted a claim for the relief set forth in the no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” and believe we meet the criteria for such relief set forth therein.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary components of our market risk are related to credit risk, interest rate risk, prepayment risk and market value risk. While we do not seek to avoid risk completely, we believe risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

Loans are assigned an internal rating of “Performing Loans,” “Watch List Loans” or “Workout Loans.”  Performing Loans meet all present contractual obligations.  Watch List Loans are defined as performing or nonperforming loans for which the timing of cost recovery is under review.  Workout Loans are defined as loans for which there is a likelihood that the we may not recover our cost basis.  The criteria used to asses these internal ratings are net operating income (NOI), debt service coverage (DSCR), property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of its assets, and may also consider other factors we deem important.  We review market pricing to determine the ability to refinance the asset.  We review economic trends, both macro as well as those directly affecting the property, and the supply and demand of competing projects in the sub-market in which the subject property is located. We also evaluate the borrower’s ability to manage and operate the properties.

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

Interest Rate Effects on Fair Value

Another component of interest rate risk is the effect changes in interest rates have on the fair value of the assets we acquire. We face the risk that the fair value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments. We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities.  Duration is a measure of time and essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data. Different models and methodologies can produce different durations for the same securities.

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

Interest Rate Cap Risk

We may invest in adjustable-rate mortgage loans and CMBS. These are mortgages or CMBS in which the underlying mortgages are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security's interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our adjustable-rate mortgage loans and CMBS would effectively be limited. This problem will be magnified to the extent we acquire adjustable-rate CMBS that are not based on mortgages which are fully indexed. In addition, the mortgages or the underlying mortgages in a CMBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our adjustable-rate mortgages or CMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which could adversely affect our financial condition, cash flows and results of operations.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2012 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

	Projected Percentage Change in		Projected Percentage Change in
Change in Interest Rate	Net Interest Income		Portfolio Fair Value
-75 Basis Points	0.00	%(1)	1.93%
-50 Basis Points	0.00	%(1)	1.28%
-25 Basis Points	0.00	%(1)	0.64%
Base Interest Rate	-		-
+25 Basis Points	0.00	%(1)	(0.64%)
+50 Basis Points	0.02%		(1.28%)
+75 Basis Points	0.36%		(1.92%)

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2012. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the following table could vary substantially based on actual prepayment experience.

	Within 3	3-12	1 Year to	Greater than
	Months	Months	3 Years	3 Years	Total

Rate sensitive assets, principal balance	$222,614	$33,473	$147,085	$373,822	$776,994
Cash and cash equivalents	123,543	-	-	-	123,543
Total rate sensitive assets	346,157	33,473	147,085	373,822	900,537

Rate sensitive liabilities	2,550	-	-	16,600	19,150

Interest rate sensitivity gap	$343,607	$33,473	$147,085	$357,222	$881,387

Cumulative rate sensitivity gap	$343,607	$377,080	$524,165	$881,387

Cumulative interest rate sensitivity
gap as a percentage of total rate
sensitive assets	38.16%	41.87%	58.21%	97.87%

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth beginning on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company’s management, including its Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that information regarding the Company and its subsidiaries is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC's rules and forms.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or COSO) in Internal Control-Integrated Framework.

Based on management’s assessment, the Company’s management determined that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.  The Company’s independent registered public accounting firm, Ernst and Young LLP, has issued an attestation report on the Company’s internal control over financial reporting.  This report appears on page F-2 of this annual report on Form 10-K.

Item 9B.  Other Information

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Directors

We have three classes of directors.  Our class I directors serve until our annual meeting of stockholders in 2013; our class II directors serve until our annual meeting of stockholders in 2014; and our class III director serves until our annual meeting of stockholders in 2015.  Set forth below are the names and certain information on each of our directors.

Class I Directors

Patrick Corcoran, age 66, is one of our Class I Directors and our Nonexecutive Chairman of the Board of Directors and has been a member of our board of directors from September 2009.  From July 2006 to August, 2012, Dr. Corcoran was director of Central Michigan University’s real estate development and finance program. From November 1997 to April 2005, Dr. Corcoran served as the head of commercial mortgage-backed securities (CMBS) research at J.P. Morgan Securities Inc. Prior to that, Dr. Corcoran held senior positions at Nomura Securities International Inc., the Prudential Insurance Co. of America and the Federal Reserve Bank of New York. Dr. Corcoran also has been a frequent lecturer on real estate at many universities throughout the U.S., as well as a speaker and panelist at many conferences for national and international organizations.  None of the corporations or organization that have employed Dr. Corcoran during the past five years is a parent, subsidiary or other affiliate of us.  Dr. Corcoran has a Master’s degree in economics, a Master’s degree in mathematical statistics, and a Doctoral degree in economics, each from the University of Michigan.

The Board believes that Dr. Corcoran’s qualifications include, among other things, his significant experience in the financial services industry and knowledge of the commercial real estate and finance industries.

Nancy Jo Kuenstner, age 59, is one of our Class I Directors and has been a member of our board of directors since September 2009. Ms. Kuenstner has more than 30 years of experience in banking and finance including a decade each at JP Morgan and Citibank and, including as President, Chief Executive Officer, and a director of The Law Debenture Trust Company of New York from March 2001 through December 2008.  Since May 2011, Ms. Kuenstner has served as member of the board of directors of EOS Preferred Corporation.  Ms. Kuenstner serves as a trustee of Lafayette College and Secretary of its Board of Directors and ex-officio member of its investment committee.  None of the corporations or organization that have employed Ms. Kuenstner during the past five years is a parent, subsidiary or other affiliate of us. Ms. Kuenstner has an M.B.A. from the University of North Carolina and a Bachelor of Arts in Spanish from Lafayette College.

The Board believes that Ms. Kuenstner’s qualifications include, among other things, her prior experience as a senior executive and director of another company and knowledge of the banking and finance industries.

Class II Directors

Robert B. Eastep, CPA, age 49, is one of our Class II Directors and has been a member of our board of directors since September 2009.  Since October 2012, Mr. Eastep has served as President of Union Mortgage Group.  Union Mortgage Group is a non-bank affiliate of Union First Market Bankshares.  From May 2010 to October 2012, Mr. Eastep served as Vice President and Chief Accounting officer for Central Virginia Bankshares, Inc., a NASDAQ listed community bank headquartered in Powhatan, VA.  Mr. Eastep  was appointed Senior Vice President and Chief Financial Officer in March 2011.  From June 2008 until June 2010 Mr. Eastep was an instructor in U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS) for the accounting and financial training firm GAAP Seminars. Since January 2007, Mr. Eastep has also been Chief Executive Officer of Eagle Sports Management, LLC, a private business consulting firm. From 1999 to December 2006, Mr. Eastep served as Executive Vice President and Chief Financial Officer of Saxon Capital, Inc., a NYSE listed real estate investment trust that was a residential mortgage lender and servicer prior to its sale to Morgan Stanley. From 1998 to 1999, Mr. Eastep served as Director of Internal Audit for Cadmus Communications Corporation and from 1996 to 1998 he was Vice President - Finance Manger of General Accounting for Wachovia (formerly Central Fidelity Bankshares). From 1986 to 1996, Mr. Eastep was a Senior Manager (Financial Services Audit Practice) for KPMG Peat Marwick LLP where he directed numerous SEC audit engagements and served as a member of KPMG's Regulatory Advisory Practice for financial institutions. Mr. Eastep has a Bachelor of Science in Business Administration, concentration in Accounting, from West Virginia University and a Certificate of Professional Achievement in Financial Management from the Kellogg Graduate School of Management of Northwestern University.

The Board believes that Mr. Eastep’s qualifications include, among other things, his experience as a chief financial officer and his financial and accounting expertise.

Kevin Riordan, age 57, is our President and Chief Executive Officer, and one of our Class II Directors and has been our President and Chief Executive Officer and a member of our board of directors since June 2009. He is also a Managing Director for FIDAC and Annaly Capital Management, Inc., or Annaly. Mr. Riordan joined FIDAC and Annaly in May 2008 as a Director and became a Managing Director for FIDAC and Annaly in June 2009. In his over 25 years of experience, Mr. Riordan held various positions in the financing, investing and securitization of commercial real estate. From February 2007 to April 2008, Mr. Riordan was a portfolio manager with Dominion Capital Management LLC. Prior to joining Dominion Capital Management LLC, Mr. Riordan spent over 20 years with TIAA-CREF. At TIAA-CREF, he was a group managing director, responsible for the oversight of their multi-billion commercial real estate securities portfolio which included CMBS and collateralized debt obligation (CDO) securities, REIT debt, REIT common and preferred stock, and the origination of small balance commercial mortgage loans.  Mr. Riordan has been during the past five years and is currently employed at an affiliate of us.  Mr. Riordan is a CPA and received a Bachelors Degree in accounting from Rutgers-Newark College of Arts and Sciences and an M.B.A. in finance from Seton Hall University.

The Board believes that Mr. Riordan’s qualifications include, among other things, his significant industry knowledge and experience and his current position as our Chief Executive Officer and President provides him with knowledge of our long term strategy and operations.

Class III Director

Ronald Kazel, age 45, is our Class III Director and has been a member of our board of directors since June 2009.  Mr. Kazel is a Managing Director for FIDAC and Annaly.  He also serves as chairman of the board of directors of Merganser Capital Management, Inc., an SEC registered investment advisor that is a wholly owned subsidiary of Annaly.  From January 2006 to December 2012 he also served as Head of the Asset Management Group for Annaly and FIDAC.  Mr. Kazel joined these companies in December 2001 as an Executive Vice President and became a Managing Director for FIDAC and Annaly in January 2006.  Before joining Annaly and FIDAC, Mr. Kazel was a Senior Vice President in Friedman Billings Ramsey’s financial services investment banking group. From 1991 to 1996, Mr. Kazel served as a Vice President at Sandler O’Neill & Partners.   Mr. Kazel has been during the past five years and is currently employed at an affiliate of us.  Mr. Kazel has a Bachelor of Science in finance and management from New York University.

The Board believes that Mr. Kazel’s qualifications include, among other things, his experience at Annaly and our Manager and knowledge of the fixed income and mortgage-backed securities markets.

Executive Officers

The following sets forth certain information with respect to our named executive officers:

Name	Age	Position Held with Us
Kevin Riordan	57	Chief Executive Officer, President and Director
Jeffrey Conti	54	Head of Commercial Underwriting
Robert Karner	51	Global Head of Debt Investments
Robert Restrick	48	Chief Operating Officer
Daniel Wickey	46	Chief Financial Officer and Secretary

Biographical information on Mr. Riordan is provided above. Certain biographical information for Messrs. Conti, Karner, Restrick, Wickey and DeCicco is set forth below.

 Jeffrey Conti is our Head of Underwriting and an Executive Vice President for FIDAC. Mr. Conti joined FIDAC in June 2009 and has served as Executive Vice President and our Head of Underwriting since that time. Before joining FIDAC, Mr. Conti spent two years with Prudential Real Estate Investors, where he was a Vice President responsible for real estate equity originations, transaction structuring and asset management. Prior to joining Prudential Real Estate Investors, Mr. Conti was a Managing Director in the Fixed Income and Real Estate Group of TIAA-CREF where he was a Regional Head of Commercial Mortgage Originations. Over his 20-year career at TIAA-CREF, Mr. Conti also served in various capacities in real estate acquisitions, portfolio management, loan surveillance and restructuring, and the loan closing process. Mr. Conti received a Bachelors Degree in accounting from Rider College and a Diploma in real estate from New York University.

Robert Karner is our Global Head of Debt Investments and an Executive Vice President for FIDAC. Before joining FIDAC in August 2009, Mr. Karner most recently served as an Executive Director and Co-head of Morgan Stanley’s domestic CMBS Syndication desk from 2006-2008 with responsibilities for the marketing and distribution of the CMBS and commercial real estate CDO production to a wide variety of investors. Prior to commencing his employment on Morgan Stanley’s CMBS desk in 1998, Mr. Karner held a variety of positions as a CMBS portfolio manager at Allstate Insurance Company, project manager with GE Capital and commercial mortgage originator with the Principal Financial Group. Mr. Karner has a Bachelor of Business Administration in Finance and an MS in Real Estate from the University of Wisconsin.  Mr. Karner serves on the advisory board of the Graaskamp Center for Real Estate at the University of Wisconsin. He currently chairs the portfolio lenders forum of CREFC.

Robert Restrick is our Chief Operating Officer and an Executive Vice President for FIDAC. Mr. Restrick joined FIDAC in April 2010.  From 2008 to 2010, Mr. Restrick served as Head of Structured Products Group and Portfolio Management for CWCapital Investments LLC with responsibilities for managing the investment management platform and overseeing commercial real estate loans and investments. From 2004 to 2010, Mr. Restrick served as a Senior Managing Director of CWCapital Investments LLC and from 2004 to 2008 was Co-Head of the Capital Markets Conduit of CWCapital Investments LLC. Prior to commencing his employment with CWCapital Investments LLC, Mr. Restrick was a Senior Vice President of GMAC Commercial Capital from 1998 to 2004. Mr. Restrick has also held a variety of positions related to CMBS investments and research at Pentalpha Capital, LLC, Smith Barney and Morgan Stanley. Mr. Restrick has a Bachelor of Arts in Political Science and Economics from Bucknell University and an MBA in Finance from the Rutgers University, Graduate School of Management.

Daniel Wickey has served as our Chief Financial Officer and Secretary since June 2009. He has also served as Executive Vice President of Accounting for FIDAC and Annaly since July 2009. He is also Treasurer for Merganser Capital Management Inc. and has served in this role since October 2008. He joined FIDAC and Annaly in June 2004 as Vice President. Mr. Wickey heads the accounting team for FIDAC and assists in accounting for Annaly. Prior to joining the companies he was at Pershing LLC as an Accounting Supervisor in the Corporate Accounting group from 1996 to 2004. Mr. Wickey has a Bachelors Degree in business studies from Richard Stockton State College.

Corporate Governance

We believe that we have implemented effective corporate governance policies and observe good corporate governance procedures and practices.  We have adopted a number of written policies, including corporate governance guidelines, code of business conduct and ethics, and charters for our audit committee, compensation committee and nominating and corporate governance committee.

Board Oversight of Risk

 The board of directors is responsible for overseeing our risk management practices and committees of the board of directors assist it in fulfilling this responsibility.

As required by its charter, the audit committee routinely discusses with management our significant risk exposures and the actions management has taken to limit, monitor or control such exposures, including guidelines and policies with respect to our assessment of risk and risk management. At least annually, the audit committee reviews with management our risk management program which identifies and quantifies a broad spectrum of enterprise-wide risks, and related action plans.  In 2012, our full board of directors participated in this review and discussion and expects to continue this practice as part of its role in the oversight of our risk management practices.  In addition, our Manager’s employees report to the audit committee on various matters related to our risk exposures on a regular basis or more frequently if appropriate.  At their discretion, members of the board of directors may also directly contact management to review and discuss any risk-related or other concerns that may arise between regular meetings.

Our board of directors reviewed with the compensation committee its compensation policies and practices applicable to our Manager that could affect our assessment of risk and risk management.  Following such review, our board of directors determined that our compensation policies and practices, pursuant to which we pay no cash compensation to our Manager’s employees since they are compensated by our Manager, do not create risks that are reasonably likely to have a material adverse effect on us.  Our board of directors also considered that while we may grant our Manager’s employees equity awards, such grants align their interests with our interests and do not create risks that are reasonably likely to have a material adverse effect on us.  As part of this risk assessment and management activities going forward, our board of directors also determined that it would undertake an annual review of our compensation policies and practices as they relate to risk.

Board Leadership Structure

 We have separated the roles of principal executive officer and chairman of the board.  Our principal executive officer is Kevin Riordan, who is our Chief Executive Officer, President and a Director.  Our chairman of the board of directors is Patrick Corcoran, who is an independent director.  The board of directors believes this allocation of responsibilities between these two positions provides for dynamic board leadership while maintaining strong independence and is therefore an effective and appropriate leadership structure.

Board Committees and Charters

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which sets forth the basic principles and guidelines for resolving various legal and ethical questions that may arise in the workplace and in the conduct of our business.   This code is applicable to all our employees, officers and directors, as well as to our Manager’s officers, directors and employees when such individuals are acting for or on our behalf.

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

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines which, in conjunction with the charters and key practices of our board committees, provide the framework for the governance of our company.

Other Charters

Our compensation committee, audit committee and nominating and corporate governance committee have also adopted written charters which govern their conduct.

Where You Can Find These Documents

Our Code of Business Conduct and Ethics, Corporate Governance Principles, Compensation Committee Charter, Audit Committee Charter and Nominating and Corporate Governance Committee Charter are available on our website (www.crexusinvestment.com).  We will provide copies of these documents free of charge to any stockholder who sends a written request to Investor Relations, CreXus Investment Corp., 1211 Avenue of the Americas, Suite 2902, New York, New York 10036.

Compensation Committee

Our board of directors has established a compensation committee, which is composed of each of our independent directors, Dr. Corcoran, Mr. Eastep, and Ms. Kuenstner.  Dr. Corcoran chairs the compensation committee, whose principal functions are to:

●	evaluate the performance of our officers;
●	evaluate the performance of our Manager;
●	review the compensation and fees payable to our Manager under our management agreement;
●	recommend to the board of directors the compensation for our independent directors; and
●	administer the issuance of any securities under our equity incentive plan to our executives or the employees of our Manager.

For additional information on the compensation committee, please see “Compensation Committee Report” below.

Audit Committee

Our board of directors has established an audit committee, which is composed of each of our independent directors, Dr. Corcoran, Mr. Eastep, and Ms. Kuenstner.  Mr. Eastep chairs our audit committee and serves as our audit committee financial expert, as that term is defined by the SEC.  Each of the members of the audit committee is “financially literate” under the rules of the NYSE.  The committee assists the board in overseeing:

●	our accounting and financial reporting processes;
●	the integrity and audits of our consolidated financial statements;
●	our compliance with legal and regulatory requirements;
●	the qualifications and independence of our independent registered public accounting firm; and
●	the performance of our independent registered public accounting firm.

The audit committee is also responsible for engaging our independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls.

Our board of directors has determined that all of the directors serving on the audit committee are independent members of the audit committee under the current NYSE independence requirements and SEC rules.  The activities of the audit committee are described in greater detail below under the caption “Report of the Audit Committee.”

Nominating and Corporate Governance Committee

Our board of directors has established a nominating and corporate governance committee, which is composed of each of our independent directors, Dr. Corcoran, Mr. Eastep, and Ms. Kuenstner.  Ms. Kuenstner chairs the committee, which is responsible for seeking, considering and recommending to the full board of directors qualified candidates for election as directors and recommending a slate of nominees for election as directors at the annual meeting of stockholders.  It also periodically prepares and submits to the board for adoption the nominating and corporate governance committee’s selection criteria for director nominees.  It reviews and makes recommendations on matters involving general operation of the board and our corporate governance, and annually recommends to the board nominees for each committee of the board.  In addition, the nominating and corporate governance committee annually facilitates the assessment of the board of directors’ performance as a whole and of the individual directors and reports thereon to the board.

Our board of directors has determined that all of the directors serving on the nominating and corporate governance committee are independent members of the nominating and corporate governance committee under the current NYSE independence requirements and SEC rules.

Our nominating and corporate governance committee currently considers the following factors in making its recommendations to the board of directors:  background, skills, expertise, accessibility and availability to serve effectively on the board of directors.  Our nominating and corporate governance committee also conducts inquiries into the background and qualifications of potential candidates.  Although the nominating and corporate governance committee does not have a formal diversity policy, it believes that diversity is an important factor in determining the composition of the board of directors. Additionally, the committee believes that it is critical to have a board of directors with diverse backgrounds in various areas as this contributes to our success and is in the best interests of our stockholders.  The nominating and corporate governance committee will consider nominees recommended by our stockholders.  These recommendations should be submitted in writing to our Secretary.

Our nominating and corporate governance committee uses a variety of methods for identifying and evaluating nominees for director. Our nominating and corporate governance committee regularly assesses the appropriate size of the board of directors, and whether any vacancies on the board of directors are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, our nominating and corporate governance committee considers various potential candidates for director.  Candidates may come to the attention of our nominating and corporate governance committee through current members of our board of directors, professional search firms, stockholders or other persons. These candidates are evaluated at regular or special meetings of our nominating and corporate governance committee, and may be considered at any point during the year. As described above, our nominating and corporate governance committee considers properly submitted stockholder nominations for candidates for the board of directors.  Following verification of the stockholder status of persons proposing candidates, recommendations are aggregated and considered by our nominating and corporate governance committee at a regularly scheduled or special meeting.  If any materials are provided by a stockholder in connection with the nomination of a director candidate, such materials are forwarded to our nominating and corporate governance committee. Our nominating and corporate governance committee also reviews materials provided by professional search firms or other parties in connection with a nominee who is not proposed by a stockholder.  In evaluating such nominations, our nominating and corporate governance committee seeks to achieve a balance of knowledge, experience and capability on the board of directors.

Special Committee of the Board of Directors

During 2012, our board of directors established a special committee.  The special committee is composed of each of our independent directors, Dr. Corcoran, Mr. Eastep, and Ms. Kuenstner.  Ms. Kuenstner chairs the special committee.  The special committee was formed to consider Annaly’s proposal to acquire the shares of CreXus that Annaly does not already own, our response to the proposal, and whether Annaly’s proposal or any other transaction should be approved or consummated.   The special committee has retained independent advisors, including an independent financial advisor and independent legal counsel, to assist in its work.

Communications with the Board of Directors

Interested persons may communicate their comments, complaints or concerns by sending written communications to the board of directors, committees of the board of directors and individual directors by mailing those communications to:

CreXus Investment Corp.
[Applicable Addressee*]
1211 Avenue of the Americas
Suite 2902
New York, NY 10036
Phone: 1-877-291-3453
Facsimile: (212) 696-9809
Email: investor@crexusinvestment.com
Attention: Investor Relations

*           Audit Committee of the Board of Directors
*           Compensation Committee of the Board of Directors
*           Nominating and Corporate Governance Committee of the Board of Directors
*           Non-Management Directors
*           Special Committee of the Board of Directors
*           Name of individual director

These communications are sent by us directly to the specified addressee.

We require each member of the board of directors to attend our annual meeting of stockholders except for absences due to causes beyond the reasonable control of the director.  We had five directors at the time of our 2012 annual meeting of stockholders and all five attended the meeting.

Board and Committee Meetings

Our board of directors held sixteen meetings in 2012.  During 2012, the compensation committee held three meetings, the audit committee held nine meetings, the nominating and corporate governance committee held two meetings and the special committee held 14 meetings .  Each director attended at least 75% of the aggregate number of meetings held by our board of directors and 75% of the aggregate number of meetings of each committee on which the director served.

Meetings of Non-Management Directors

Our corporate governance guidelines require that the board have at least two regularly scheduled meetings each year for our non-management directors.  These meetings, which are designed to promote unfettered discussions among our non-management directors, are presided over by Patrick Corcoran or Nancy Jo Kuenstner.  During 2012, our non-management directors held four meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that based solely upon our review of copies of forms we have received or written representations from reporting persons, during the fiscal year ended December 31, 2012, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to our officers, directors and beneficial owners of more than ten percent of our common stock were complied with on a timely basis.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis describes our compensation program, objectives and policies for the executive officers required under item 402(a)(3) of Regulation S-K (“named executive officers”) and our executive officers generally.

Overview of Compensation Program and Philosophy

We have no employees. We are externally managed by our Manager pursuant to a management agreement between our Manager and us. All of our named executive officers are employees of our Manager. We have not paid, and do not intend to pay, any cash compensation to our named executive officers.  We do not provide our named executive officers with pension benefits, perquisites or other personal benefits to them.  We have no arrangements to make payments to our named executive officers upon their termination from service as our officers. While we do not pay our named executive officers any cash compensation, our Compensation Committee may grant our named executive officers equity awards intended the align their interests with our interests.

Cash and Other Compensation

Our named executive officers and other personnel who conduct our regular business are employees of our manager. Accordingly, we do not pay or accrue any salaries or bonuses to our officers.

Equity-Based Compensation

Our Compensation Committee may, from time to time, grant equity awards in the form of restricted stock, stock options or other types of awards to our named executive officers pursuant to our equity incentive plan. These awards are designed to align the interests of our named executive officers with those of our stockholders, by allowing our named executive officers to share in the creation of value for our stockholders through stock appreciation and dividends. These equity awards are generally subject to vesting requirements over a number of years, and are designed to promote the retention of management and to achieve strong performance for our company. These awards further provide flexibility to us in our ability to enable our Manager to attract, motivate and retain talented individuals at our Manager.  Each independent director was granted 3,000 shares of our common stock on September 30, 2009. Each independent director was granted 3,472 deferred stock units of our common stock on May 24, 2012. Other than the 19,416 shares of common stock issued to our independent directors under our equity incentive plan, no awards have been made under our equity incentive plan.

We believe our compensation policies are particularly appropriate since we are an externally managed real estate investment trust, or REIT.  REIT regulations require us to pay at least 90% of our earnings to stockholders as dividends.  As a result, we believe that our stockholders are principally interested in receiving attractive risk-adjusted dividends and growth in dividends and book value.  Accordingly, we want to provide an incentive to our directors and management that rewards success in achieving these goals.  Since we do not have the ability to retain earnings, we believe that equity-based awards serve to align the interests of our Manager’s employees with the interests of our stockholders in receiving attractive risk-adjusted dividends and growth.  Additionally, we believe that equity-based awards are consistent with our stockholders’ interest in book value growth as these individuals will be incentivized to grow book value for stockholders over time.  We believe that this alignment of interests provides an incentive to our Manager’s employees to implement strategies that will enhance our long-term performance and promote growth in dividends and growth in book value.

Our equity incentive plan permits the granting of options to purchase shares of common stock intended to qualify as incentive stock options under the Internal Revenue Code, and stock options that do not qualify as incentive stock options.  The exercise price of each stock option may not be less than 100% of the fair market value of our shares of common stock on the date of grant.  The compensation committee will determine the terms of each option, including when each option may be exercised and the period of time, if any, after retirement, death, disability or termination of employment during which options may be exercised.  Options become vested and exercisable in installments and the exercisability of options may be accelerated by the compensation committee.

Our equity incentive plan also permits the granting of shares of our common stock in the form of restricted common stock.  A restricted common stock award is an award of shares of common stock that may be subject to forfeiture (vesting), restrictions on transferability and such other restrictions, if any, as the compensation committee may impose at the date of grant.  The shares may vest and the restrictions may lapse separately or in combination at such times, under such circumstances, including, without limitation, a specified period of employment or the satisfaction of pre-established criteria, in such installments or otherwise, as our compensation committee may determine.

We may also grant unrestricted shares of common stock, which are shares of common stock awarded at no cost to the participant or for a purchase price determined by the compensation committee, under our equity incentive plan.  The compensation committee may also grant shares of our common stock, stock appreciation rights, dividend equivalent rights, and other stock and non-stock-based awards under the equity incentive plan.  These awards may be subject to such conditions and restrictions as the compensation committee may determine, including, but not limited to, the achievement of certain goals or continued employment with us through a specific period.  Each award under the plan may not be exercisable more than 10 years after the date of grant.

Our equity incentive plan provides that the compensation committee has the discretion to provide that all or any outstanding options and stock appreciation rights will become fully exercisable, all or any outstanding stock awards will become vested and transferable and all or any outstanding options and awards will be earned, all or any outstanding awards may be cancelled in exchange for a payment of cash or all or any outstanding awards may be substituted for awards that will substantially preserve the otherwise applicable terms of any affected awards previously granted under the equity incentive plan if there is a change in control of us.

The compensation committee does not use a specific formula to calculate the number of equity awards and other rights awarded to executives under our equity incentive plan.  The compensation committee does not explicitly set future award levels/opportunities on the basis of what the executives earned from prior awards. While the compensation committee will take past awards into account, it will not solely base future awards in view of those past awards.  Generally, in determining the specific amounts to be granted to an individual, the compensation committee will take into account factors such as the individual’s position, his or her contribution to our company, market practices as well as the recommendations of our Manager.

We have not and do not intend to either backdate stock options or grant stock options retroactively.  Presently, we do not have designated dates on which we grant stock option awards.  We do not intend to time stock options grants with our release of material nonpublic information for the purpose of affecting the value of executive compensation.

Tax Considerations

Section 162(m) of the Internal Revenue Code, or the Code, generally disallows a tax deduction to public corporations for compensation, other than performance-based compensation, over $1 million paid to the chief executive officer and next four highest compensated executive officers to the extent that compensation of a particular executive exceeds $1 million in any one year.  There are certain exceptions for qualified performance-based compensation in accordance with the Code and corresponding regulations. We expect our equity plan awards paid to our executive officers will qualify as performance-based compensation deductible for federal income tax purposes under Section 162(m), but do not expect any non-performance based equity awards such as time vested restricted stock or stock units to qualify for such treatment. However, given the fact that we are presently externally managed by our external manager and the only compensation that currently may be paid to our executive officers are long-term incentive awards pursuant to our equity incentive plan, it is unlikely that Section 162(m) will have any material effect on us.

Consideration of “Say on Pay” and “Say on Frequency” Voting Results

The compensation committee considered the results of the advisory stockholder “say on pay vote” at our 2012 annual meeting of stockholders in making compensation decisions for 2012.  Because our stockholders approved our compensation program as described in our 2012 proxy statement, the compensation committee believes that stockholders support our compensation policies.  Therefore, the compensation committee continued to apply the same principles in determining the amounts and types of executive compensation for 2012.

The board of directors has considered the appropriate frequency of future non-binding advisory votes regarding compensation awarded to its named executive officers.  Among other factors, the board of directors considered the voting results at our 2012 annual meeting of stockholders with respect to the non-binding advisory vote regarding the frequency of non-binding advisory votes regarding compensation awarded to its named executive officers.  The board of directors has determined that future non-binding advisory votes regarding compensation awarded to its named executive officers will be submitted to our stockholders on an annual basis.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Patrick Corcoran                                           Nancy Jo Kuenstner                                                      Robert Eastep

Summary Compensation Table

We did not pay any compensation of any sort to our named executive officers during the year ended December 31, 2012.  We do not provide any of our executive officers with any cash compensation, pension benefits, or do we provide any executive officers with nonqualified deferred compensation plans.

Name and Principal Position	Year	Total
Kevin Riordan	2012	$0
Chief Executive Officer and President	2011	$0
	2010	$0
Daniel Wickey	2012	$0
Chief Financial Officer and Secretary	2011	$0
	2010	$0
Robert Restrick	2012	$0
Chief Operating Officer	2011	$0
	2010	$0
Robert Karner	2012	$0
Global Head of Debt Investments	2011	$0
	2010	$0
Jeffrey Conti	2012	$0
Head of Commercial Underwriting	2011	$0
	2010	$0

Grants of Plan Based Awards in 2012

We did not grant any shares of restricted stock, options or other incentive compensation to our named executive officers during the year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2012, there were no outstanding awards of equity made to our named executive officers.

Options Exercised and Stock Vested

As of December 31, 2012, we had not issued any outstanding options to purchase shares of common stock to our named executive officers.  No options to purchase shares of our common stock or restricted shares of common stock for any of our named executive officers vested in 2012.

Pension Benefits

We do not provide any of our named executive officers with pension benefits.

Nonqualified Deferred Compensation

We do not provide any of our named executive officers with any nonqualified deferred compensation plans.

Potential Payments Upon Termination Of Employment

We do not have any employment agreements with any of our named executive officers and are not obligated to make any payments to them upon termination of employment.

Potential Post-Employment Payments and Payments on a Change in Control

We do not have any employment agreements with any of our named executive officers and are not obligated to make any post-employment payments to them or any payments upon a change of control.

Compensation Policies and Practices as They Relate to Risk Management

We did not pay any compensation of any sort to our named executive officers and did not have any employees during the year ended December 31, 2012 and, therefore, our compensation policies and practices are not reasonably likely to have a material adverse effect on us.  We pay our Manager a management fee that is a percentage of our stockholders’ equity.  This management fee is not tied to our performance and, as a result, we believe this management fee is not reasonably likely to have a material adverse effect on us.  We have designed our compensation policies and practices and the incentives established by the policies and practices, as such policies and practices relate to or affect risk taking by our Manager on our behalf, in a manner that we believe will not cause our Manager to seek to make higher risk investments as the compensation payable to our Manager avoids placing undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, to achieve higher management fees.  We have designed our compensation policy in an effort to provide the proper incentives to our Manager’s employees to maximize our performance in order to serve the best interests of our stockholders.  Our board of directors monitors our compensation policies and practices to determine whether its risk management objectives are being met with respect to incentivizing our Manager’s employees.

Director Compensation

We compensate only those directors who are independent under the NYSE listing standards.  Any member of our board of directors who is also an employee of our Manager is not considered independent under the NYSE listing standards and does not receive additional compensation for serving on our board of directors.

For 2012, each independent director received an annual fee for their services of $50,000.  The chair of our audit committee receives an additional annual fee of $10,000 for his service in such capacity.  The chair of our board of directors receives an additional annual fee of $5,000 for his service in such capacity.  The chairs of each of our compensation committee and our nominating and corporate governance committee each receives an additional annual fee of $5,000 for his or her service in such capacity. The members of the special committee each receive $60,000 for serving on such committee with the chair of the special committee receiving an additional $30,000. We also reimburse our directors for their travel expenses incurred in connection with their attendance at full board and committee meetings.  Our independent directors are eligible to receive restricted common stock, option and other stock-based awards under our equity incentive plan.

In addition, each independent director receives an annual grant of $35,000 in deferred stock units, or DSUs, on the date of each annual stockholders meeting at which he or she is serving as one of our directors.  Each DSU will be equivalent in value to one common share.  DSUs will be granted on the date of the annual stockholders meeting and vest immediately.  DSUs will be converted to common shares unless the director elects to defer the settlement of the DSUs to a later date pursuant to an election compliant with Section 409A of the Internal Revenue Code.  DSUs will not have voting rights.  DSUs pay dividend equivalents in either cash or additional DSUs at the election of the director.

During 2012, our Compensation Committee, together with Frederic W. Cook & Co., Inc, a nationally-recognized compensation consulting firm (“F. W. Cook”), reviewed the components of the compensation arrangements offered to our independent directors.  As part of this process, our Compensation Committee considered, among other things, the duties and responsibilities associated with their positions and emerging trends and best practices in director compensation.  During 2012, the special committee of our board of directors also retained F.W. Cook to review the amount and components of compensation arrangements that the members of the special committee would receive as compensation for serving on such committee.  During 2013, the special committee also retained FTI Consulting, Inc., a nationally-recognized compensation consulting firm, to provide additional advice on the amount and components of compensation arrangements that the members of the special committee would receive as compensation for serving on such committee.

The table below summarizes the compensation paid by us to our non-employee directors for the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings	All Other Compen- sation	Total
Patrick Corcoran	$110,000	34,998	-	-	-	-	$144,998
Robert Eastep	$110,000	34,998	-	-	-	-	$144,998
Nancy Jo Kuenstner	$135,000	34,998	-	-	-	-	$169,998

Stock Ownership Guidelines

We have also adopted a stock ownership guideline for our independent directors that specifies that each independent director should strive to own common stock which is three times their annual cash retainer.  Shares counting toward the guideline include shares that are owned outright, DSUs, and any other shares held in deferral accounts.  To facilitate achievement of the guideline, we have adopted and implemented a “retention ratio” that requires that until the specified ownership level is achieved, independent directors are required to retain and hold 50% of the net profit shares from DSUs.  Net profit shares are shares remaining after payment of income taxes upon settlement of the DSUs.  The independent directors are not required to make out-of-pocket purchases of stock to achieve the guideline; rather, the existing director equity compensation program would enable them to achieve the required ownership levels over time.

The Compensation Committee will, on an ongoing basis, continue to examine and assess our director compensation practices relative to our compensation philosophy and objectives, as well as competitive market practices and total stockholder returns, and will make modifications to the compensation programs, as deemed appropriate.

Compensation Committee Interlocks and Insider Participation

Our compensation committee is comprised solely of the following independent directors:  Dr. Corcoran, Mr. Eastep, and Ms. Kuenstner.  None of them is serving or has served as an officer or employee of us or any affiliate or has any other business relationship or affiliation with us, except his or her service as a director, and there are no other compensation committee interlocks that are required to be reported under the rules and regulations of the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of February 20, 2013 relating to the beneficial ownership of our common stock by (i) each of our named executive officers and directors, (ii) all of our executive officers and directors as a group and (iii) all persons that we know beneficially own more than 5% of our outstanding common stock.   Knowledge of the beneficial ownership of our common stock is drawn from statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Act of 1934, as amended.  Except as otherwise indicated, to our knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder.

Unless otherwise indicated, all shares are owned directly.  Except as indicated in the footnotes to the table below, the business address of the stockholders listed below is the address of our principal executive office, 1211 Avenue of the Americas, Suite 2902, New York, New York 10036.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Kevin Riordan(1)	17,041	*
Jeffrey Conti(2)	7,271	*
Robert Karner(3)	65,000	*
Robert Restrick(4)	0	*
Daniel Wickey(5)	750	*
Patrick Corcoran(6)	11,472	*
Robert Eastep(7)	11,025	*
Ronald Kazel(8)	25,175	*
Nancy Jo Kuenstner(9)	14,472	*
All Directors, Director Nominee and Officers As a Group	152,206	*
Annaly Capital Management, Inc.(10)	9,527,778	12.4%
Wells Fargo & Company(11)	5,203,303	6.82%
BlackRock, Inc. (12)	4,608,738	6.02%
*  Less than 1 percent.
(1)	Mr. Riordan is our Chief Executive Officer, President and one of our directors.
(2)	Mr. Conti is our Head of Commercial Underwriting.
(3)	Mr. Karner is our Global Head of Debt Investments.
(4)	Mr. Restrick is our Chief Operating Officer.
(5)	Mr. Wickey is our Chief Financial Officer and Secretary.
(6)
Dr. Corcoran is one of our directors. Includes 3,472 vested DSUs. DSUs will be converted to common shares at a later date pursuant to an election compliant with Section 409A of the Internal Revenue Code. DSUs do not have voting rights. DSUs pay dividend equivalents in either cash or additional DSUs at the election of the director.

(7)
Mr. Eastep is one of our directors. Includes 3,472 vested DSUs. DSUs will be converted to common shares at a later date pursuant to an election compliant with Section 409A of the Internal Revenue Code. DSUs do not have voting rights. DSUs pay dividend equivalents in either cash or additional DSUs at the election of the director.

(8)	Mr. Kazel is one of our directors. Includes 12,675 shares of common stock held indirectly in Mr. Kazel’s 401(k) account.
(9)
Ms. Kuenstner  is one of our directors. Includes 3,472 vested DSUs. DSUs will be converted to common shares at a later date pursuant to an election compliant with Section 409A of the Internal Revenue Code. DSUs do not have voting rights. DSUs pay dividend equivalents in either cash or additional DSUs at the election of the director.

(10)
Annaly Capital Management, Inc., or Annaly, owns our Manager.  The address for this stockholder is 1211 Avenue of the Americas, New York, NY  10036. Based solely on information contained in a Schedule 13D/A filed by Annaly on January 31, 2013.

(11)
The address for this stockholder is 420 Montgomery Street, San Francisco, CA 94104.  The shares shown as beneficially owned by Wells Fargo & Company reflect shares owned on its own behalf and on behalf of the following subsidiaries: Wells Capital Management Incorporated; Wells Fargo Funds Management, LLC; Wells Fargo Advisors, LLC; and Wells Fargo Bank, National Association.  Aggregate beneficial ownership reported by Wells Fargo & Company is on a consolidated basis and includes any beneficial ownership of a subsidiary.  Wells Fargo Funds Management, LLC reported beneficially owning 4,181,578 shares of common stock with the sole power to vote or to direct the vote of zero shares of common stock and the sole power to dispose or to direct the disposition of zero shares of common stock.  Wells Capital Management Incorporated reported beneficially owning 5,149,111 shares of common stock with the sole power to vote or to direct the vote of zero shares of common stock and the sole power to dispose or to direct the disposition of zero shares of common stock.  Wells Fargo & Company reported beneficially owning 5,203,303 shares of common stock with the sole power to vote or to direct the vote of 13,557 shares of common stock and the sole power to dispose or to direct the disposition of 13,557 shares of common stock based solely on information contained in a Schedule 13G/A filed by Wells Fargo & Company on February 13, 2013.

(12)
The address for this stockholder is 40 East 52nd Street, New York, NY 10022.  The shares shown as beneficially owned by BlackRock, Inc. reflect shares owned on its own behalf and on behalf of the following subsidiaries: BlackRock Advisors, LLC; BlackRock Investment Management, LLC; BlackRock Asset Management Australia Limited; BlackRock Asset Management Canada Limited; BlackRock Advisors (UK) Limited; BlackRock Fund Advisors; and BlackRock Institutional Trust Company, N.A.  Aggregate beneficial ownership reported by BlackRock, Inc. includes any beneficial ownership of a subsidiary.  BlackRock, Inc. reported beneficially owning 4,608,738 shares of common stock with the sole power to vote or to direct the vote of 4,608,738 shares of common stock and the sole power to dispose or to direct the disposition of 4,608,738 shares of common stock based solely on information contained in a Schedule 13G filed by BlackRock, Inc. on January 30, 2013.

Change in Control

Please see the description below under "Item 13, Certain Relationships and Related Transactions, and Director Independence – Agreement and Plan of Merger," for a discussion of the potential transaction between us and Annaly pursuant to which Annaly may purchase all of our outstanding shares of common stock (other than shares owned by Annaly).

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

The following table provides information as of December 31, 2012 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Plan Category
Equity Compensation Plans Approved by Stockholders	-	$-	1,646,347
Equity Compensation Plans Not Approved by Stockholders	-	$-	-
Total	-	$-	1,646,347
__________
(1)	We have issued 19,416 shares of common stock to our independent directors under our equity incentive plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Agreement and Plan of Merger

On January 30, 2013, we entered the Merger Agreement, among us, Annaly, and Acquisition, pursuant to which, among other things, Acquisition will commence a tender offer (the “Offer”) to purchase all of the outstanding shares of our common stock, par value $0.01 per share (the “Shares”), that Acquisition or Annaly do not own at a price per share of $13.00 in cash, plus a cash payment to reflect a pro-rated quarterly dividend for the quarter in which the Offer is consummated, subject to the terms and conditions set forth in the Merger Agreement.  If at least 51% of the Shares not owned by Annaly or any of its subsidiaries, officers or directors are tendered and purchased by Acquisition in the tender offer, and subject to the satisfaction or waiver of certain limited conditions set forth in the Merger Agreement (including, if required, receipt of approval by our stockholders), Acquisition will merge with and into us, with us surviving as a wholly-owned subsidiary of Annaly.  In the Merger, each outstanding Share, other than Shares owned by Acquisition and Annaly, will be converted into the right to receive the same cash consideration paid in the Offer.

Under the terms of the Merger Agreement, we may solicit, receive, evaluate and enter into negotiations with respect to alternative proposals from third parties for the Transaction Solicitation Period consisting of 45 calendar days continuing through March 16, 2013.  We may continue discussions after the Transaction Solicitation Period with parties who made acquisition proposals during the Transaction Solicitation Period, or who made unsolicited acquisition proposals after the Transaction Solicitation Period, in either case that we determine, in good faith, would result in, or is reasonably likely to result in, a superior proposal. If we receive a superior proposal, Annaly and Acquisition have the right to increase their offer price one time to a price that is at least $0.10 per share greater than the value per share stockholders would receive as a result of the superior proposal and thereafter we may terminate after providing two business days’ notice.  If we terminate the Merger Agreement during the Transaction Solicitation Period or during the 10-day period following its expiration to enter into a superior proposal with a party who delivered a written acquisition proposal during the Transaction Solicitation Period, we will be required to pay to Annaly a termination fee of $15 million. If we terminate the Merger Agreement thereafter in connection with a superior proposal, the termination fee will be $25 million.  If the Merger Agreement is terminated in either circumstance, we will also be required to reimburse Annaly’s documented out-of-pocket expenses, up to $5 million. In all cases, the termination fee and expense reimbursement will be credited against the termination fee payable by us under our management agreement with our Manager, a wholly owned subsidiary of Annaly.

 The Merger Agreement includes customary representations, warranties and covenants of us, Annaly and Acquisition.  We have agreed to operate our business in the ordinary course consistent with past practice until the effective time of the Merger.  Annaly has separately agreed to not purchase any Shares in excess of the approximately 12.4% of the outstanding that it currently owns.

 Consummation of the Offer is subject to various conditions, including (1) the valid tender of the number of Shares that would represent at least 51% of the Shares not owned by Annaly or any of its subsidiaries, officers or directors, (2) the consummation of the Offer or the Merger not being unlawful under any applicable statute, rule or regulation, (3) the consummation of the Offer or the Merger not being enjoined by order of any court or other governmental authority, (4) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement), (5) neither our board of directors nor its special committee of independent directors having withdrawn its recommendation of the Offer or Merger to our stockholders, and (6) the satisfaction of certain other customary closing conditions. Neither the Offer nor the Merger is subject to a financing condition.  Annaly plans to finance the transaction with cash on hand.

 If, after completion of the Offer, Annaly and Acquisition hold at least 90% of the outstanding Shares, the Merger will be consummated in accordance with the short-form merger provisions under Maryland law without the approval of the Merger by our stockholders. If, after completion of the Offer, Annaly and Acquisition hold less than 90% of the outstanding Shares, Acquisition will have the right to exercise the Percentage Increase Option which provides an irrevocable option under the Merger Agreement to purchase from us that number of additional Shares that will increase the percentage of outstanding Shares owned by Annaly and its subsidiaries to one share more than 90% of the outstanding Shares (after giving effect to the issuance of shares pursuant to the Percentage Increase Option).  Upon exercise of the Percentage Increase Option, the Merger will be consummated in accordance with the short-form merger provisions under Maryland law without approval of the Merger by our stockholders.

Our board of directors, upon the unanimous recommendation and approval of a special committee consisting of our three independent directors, adopted resolutions (i) determining and declaring advisable the Merger Agreement and the Offer, the Merger, the Percentage Increase Option and the other transactions contemplated by the Merger Agreement, (ii) determining that the terms of the Offer, the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement are in the best interests of, and fair to, our stockholders other than Annaly and its affiliates, and (iii) recommending that our stockholders (other than Annaly and its affiliates) accept the Offer, tender their Shares into the Offer and, to the extent required by applicable law to consummate the Merger, vote their Shares in favor of approving the Merger.

Management Agreement

We entered into a management agreement with FIDAC, our Manager, in connection with our initial public offering.  The management agreement requires our Manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors.  The management agreement has an initial term that ended December 31, 2013, with automatic, one-year renewals at the end of each calendar year following the initial term, subject to approval by our independent directors.

We pay our Manager a management fee quarterly in arrears in an amount equal to a percentage of our stockholders’ equity.  The percentage was 0.50% per annum until September 22, 2010, and was 1.00% per annum for the period from September 23, 2010 through March 22, 2011, and is 1.50% per annum after March 22, 2011, calculated quarterly.  For purposes of calculating the management fee, our stockholders’ equity means the sum of the net proceeds from any issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, and less any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income).  This amount will be adjusted to exclude one-time events pursuant to changes in accounting principles generally accepted in the United States, or GAAP, and certain non-cash charges after discussions between our Manager and our independent directors and approved by a majority of our independent directors.

On January 30, 2013, we and our Manager entered into an amendment to the management agreement pursuant to which, our Manager has agreed to, among other things, in good faith facilitate and assist the Company in its efforts to actively seek and solicit acquisition proposals during the Transaction Solicitation Period and, following the conclusion of the Transaction Solicitation Period, in good faith facilitate and assist our discussions, negotiations, providing of information and any other permissible action with respect to possible acquisition proposals under the terms of the Merger Agreement. The amendment also shortens the notice provision for our termination of the management agreement from 180 days to 60 days’ notice at any time during the first six months following the acquisition by a third party of a majority of our stock or assets.

For the year ended December 31, 2012 our Manager earned a management fee of $13.8 million.  Currently, our Manager has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

Other Relationships

Daniel Wickey, our Chief Financial Officer and Secretary and the Executive Vice President, Accounting of Annaly and our Manager, is the brother-in-law of Rose-Marie Lyght, the Co-Chief Investment Officer for our Manager and Annaly and a member of Annaly’s and our Manager’s Investment Committee.

Approval of Related Person Transactions

Our code of business conduct and ethics requires all of our personnel to be scrupulous in avoiding a conflict of interest with regard to our interests.  The code prohibits us from entering into a business relationship with an immediate family member or with a company that the employee or immediate family member has a substantial financial interest unless such relationship is disclosed to and approved in advance by our board of directors.

Each of our directors and executive officers is required to complete an annual disclosure questionnaire and report all transactions with us in which they and their immediate family members had or will have a direct or indirect material interest with respect to us.  We review these questionnaires and, if we determine it necessary, discuss any reported transactions with the entire board of directors.  We do not, however, have a formal written policy for approval or ratification of such transactions, and all such transactions are evaluated on a case-by-case basis.  If we believe a transaction is significant to us and raises particular conflict of interest issues, we will discuss it with our legal counsel, and if necessary, we will form an independent board committee which has the right to engage its own legal and financial counsel to evaluate and approve the transaction.

Clearing and Underwriting Fees

RCap is a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly. We use RCap to clear trades for us and RCap is paid customary market-based fees and charges arising from such services.

Independence of Our Directors

New York Stock Exchange rules require that at least a majority of our directors be independent of us and management.  The rules also require that our board of directors affirmatively determine that there are no material relationships between a director and us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) before such director can be deemed independent.  We have adopted independence standards consistent with New York Stock Exchange rules.  Our board of directors has reviewed both direct and indirect transactions and relationships that each of our directors had or maintained with us and our management.

As a result of this review, our board of directors, based upon the fact that none of our non-employee directors have any material relationships with us other than as directors and holders of our common stock, affirmatively determined that three of our directors are independent directors under New York Stock Exchange rules.  Our independent directors are Nancy Jo Kuenstner, Patrick Corcoran and Robert Eastep.  Ronald Kazel and Kevin Riordan are not considered independent because they are employees of our Manager.

Item 14. Principal Accountant Fees and Services

Relationship with Independent Registered Public Accounting Firm

In addition to performing the audits of our financial statements and management’s assessment of the effectiveness of the internal control over financial reporting in 2012, Ernst & Young LLP and its affiliated entities, or E&Y, provided audit-related services for us during 2012.

Deloitte & Touche LLP, or Deloitte, was our independent registered public accounting firm from our formation in May 2009 through the year 2011.  During this time, Deloitte and its affiliated entities, or D&T, performed accounting and auditing services for us.

The aggregate fees billed for 2012 and 2011 for each of the following categories of services are set forth below:

Audit Fees: The aggregate fees billed by E&Y for audits and reviews of our 2012 financial statements were $716,850.  The aggregate fees billed by D&T for audits and reviews of our 2011 financial statements were $666,457.

Audit-Related Fees:  E&Y did not perform any audit related services during 2012, and we did not pay E&Y any additional fees.  The aggregate fees billed by D&T for audit-related services during 2011 were $257,076.  The audit-related services in 2011 principally included due diligence and accounting consultation relating to our asset acquisitions and follow-on public offering.

Tax Fees:  The aggregate fees billed by E&Y for tax services for 2012 were $45,000.    The aggregate fees billed by D&T for tax services for 2011 were $38,750.

All Other Fees:  The aggregate fees billed by E&Y for all other fees during 2012 were $32,022 and related to accounting technical educational services provided by E&Y prior to be engaged as the Company’s independent auditor.   D&T did not perform any other kinds of services for us during 2011, and we did not pay D&T any additional fees.

The audit committee has also adopted policies and procedures for pre-approving all non-audit work performed by our independent registered public accounting firm.  Specifically, the audit committee pre-approved the use of E&Y for the following categories of non-audit services: merger and acquisition due diligence and audit services; tax services; internal control reviews; employee benefit plan audits; and reviews and procedures that we request E&Y to undertake to provide assurances on matters not required by laws or regulations.  In each case, the audit committee also set a specific annual limit on the amount of such services which we would obtain from the independent registered public accounting firm, and required management to report the specific engagements to the audit committee on a quarterly basis, and also obtain specific pre-approval from the audit committee for any engagement over five percent of the total amount of revenues estimated to be paid by us to such independent registered public accounting firm during the then current fiscal year.  Our audit committee approved the hiring of each independent registered public accounting firm to provide all of the services detailed above prior to such independent registered public accounting firm’s engagement.  None of the services related to the Audit-Related Fees described above was approved by the audit committee pursuant to a waiver of pre-approval provisions set forth in applicable rules of the Securities and Exchange Commission.

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

2.1
Agreement and Plan of Merger, dated as of January 30, 2013, by and among CreXus Investment Corp., Annaly Capital Management, Inc. and CXS Acquisition Corporation (filed with the Securities and Exchange Commission on January 31, 2013 and incorporated herein by reference).

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

10.8
Amendment No. 2 dated as of January 30, 2013 to the Management Agreement, dated as of August 31, 2009 (as amended by Amendment No. 1, dated as of September 16, 2009), by and between CreXus Investment Corp. and Fixed Income Discount Advisory Company (filed with the Securities and Exchange Commission on January 31, 2013 and incorporated herein by reference).

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification of Kevin Riordan, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Daniel Wickey, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kevin Riordan, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Daniel Wickey, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS XBRL	Instance Document †
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document †
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created†
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †

†           Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2012, December 31, 2011, and December 31, 2010; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, December 31, 2011, and ended December 31, 2010; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2012, December 31, 2011,  and December 31,2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012,  December 31, 2011, and December 31, 2010; and (v) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Represents a management contract or a compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
CreXus Investment Corp.

We have audited the accompanying consolidated statement of financial condition of CreXus Investment Corp. (the “Company”) as of December 31, 2012 and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2012.  Our audit also included the financial statement schedules listed in the Index at Item 15(a)2. These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
CreXus Investment Corp.

We have audited CreXus Investment Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CreXus Investment Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CreXus Investment Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of CreXus Investment Corp. as of December 31, 2012 and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2012 of CreXus Investment Corp. and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CreXus Investment Corp.
New York, New York

We have audited the accompanying consolidated statement of financial condition of CreXus Investment Corp. (the "Company") as of December 31, 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2011.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.   We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CreXus Investment Corp. as of December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2012

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	December 31, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$123,543	$202,814
Commercial real estate loans net of allowance for loan losses ($0 and $369, respectively)
Senior	100,343	374,348
Subordinate	38,954	71,517
Mezzanine	590,525	306,936
Preferred equity held for investment	39,769	-
Real estate held for sale	33,511	-
Investment in real estate, net	33,655	33,196
Intangible assets, net	5,095	-
Rents receivable	268	32
Accrued interest receivable	4,957	2,608
Other assets	3,379	1,420
Total assets	$973,999	$992,871

Liabilities:
Mortgages payable	$19,150	$16,600
Participation sold (non-recourse)	13,759	14,755
Accrued interest payable	-	6
Accounts payable and other liabilities	3,363	4,048
Dividends payable	24,522	26,817
Intangible liabilities, net	1,907	-
Investment management fees payable to affiliate	3,425	3,488
Total liabilities	66,126	65,714

Stockholders' Equity:
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 76,630,528 and 76,620,112 shares issued and outstanding, respectively	766	766
Additional paid-in-capital	890,862	890,757
Retained earnings	16,245	35,634
Total stockholders' equity	907,873	927,157
Total liabilities and stockholders' equity	$973,999	$992,871

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)

	For the Year Ended

	December 31, 2012	December 31, 2011	December 31, 2010

Net interest income:
Interest income	$88,561	$106,483	$20,847
Interest expense	(1,138)	(2,370)	(5,279)
Servicing fees	(530)	(572)	(115)
Net interest income	86,893	103,541	15,453

Other income:
Realized loss on sale of loan	(525)	-	-
Realized gains on sales of investments	-	18,481	623
Miscellaneous fee income	348	486	-
Rental income	3,153	238	-
Total other income	2,976	19,205	623

Other expenses:
Provision for loan losses, net	2,803	127	240
Management fees to affiliate	13,775	10,958	1,644
General and administrative expenses	6,660	3,211	2,305
Amortization expense	440	-	-
Depreciation expense	1,086	54	-
Total other expenses	24,764	14,350	4,189

Income before income tax	65,105	108,396	11,887
Income tax	39	-	1
Net income from continuing operations	65,066	108,396	11,886

Net income from discontinued operations (net of tax expense of $726, $0, and $0, respectively)	6,752	-	-
Gain on sale from discontinued operations	1,774	-	-
Impairment charges	(2,560)	-	-
Total income from discontinued operations	5,966	-	-

Net Income	$71,032	$108,396	$11,886

Net income per average share-basic and diluted, continuing operations	$0.85	$1.73	$0.66
Total net income per average share-basic and diluted, discontinued operations	0.08	-	-
Net income per average share-basic and diluted	$0.93	$1.73	$0.66
Dividend declared per share of common stock	$1.18	$1.13	$0.58
Weighted average number of shares outstanding-basic and diluted	76,626,430	62,609,153	18,120,112
Comprehensive income:
Net income	$71,032	$108,396	$11,886
Other comprehensive income:
Unrealized gains on securities available-for-sale	-	-	11,471
Reclassification adjustment for realized gains included in net income	-	(10,475)	(623)
Total other comprehensive income	-	(10,475)	10,848
Comprehensive income	$71,032	$97,921	$22,734

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

			Accumulated	Retained
	Common	Additional	Other	Earnings
	Stock Par	Paid-in	Comprehensive	(Accumulated
	Value	Capital	Income (Loss)	Deficit)	Total
Balance, December 31, 2009	$181	$257,029	$(373)	$(1,010)	$255,827
Net income	-	-	-	11,886	11,886
Other comprehensive income (loss)	-	-	10,848	-	10,848
Additional expenses from common stock offering	-	(15)	-	-	(15)
Common dividends declared, $0.58 per share	-	-	-	(10,511)	(10,511)
Balance, December 31, 2010	$181	$257,014	$10,475	$365	$268,035
Net income	-	-	-	108,396	108,396
Other comprehensive income (loss)	-	-	(10,475)	-	(10,475)
Net proceeds from common stock offering	535	576,293	-	-	576,828
Net proceeds from common stock offering, with affiliates	50	57,450	-	-	57,500
Common dividends declared, $1.13 per share	-	-	-	(73,127)	(73,127)
Balance, December 31, 2011	$766	$890,757	$-	$35,634	$927,157
Net income	-	-	-	71,032	71,032
Restricted stock grants	-	105	-	-	105
Common dividends declared, $1.18 per share	-	-	-	(90,421)	(90,421)
Balance, December 31, 2012	$766	$890,862	$-	$16,245	$907,873

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended

	December 31, 2012	December 31, 2011	December 31, 2010

Cash Flows From Operating Activities:
Net income	$71,032	$108,396	$11,886
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization of investment premiums and discounts	(22,228)	(60,247)	(121)
Amortization of origination fees	(552)	(242)	-
Realized gain on sale of investments	-	(18,481)	(623)
Realized gain on sale of real estate investments, discontinued operations	(1,774)	-	-
Realized loss on sale of loan	525	-	-
Provision for loan losses, net	2,803	127	240
Impairment charges on real estate held for sale	2,560	-	-
Restricted stock grants	105	-	-
Amortization of intangible assets and liabilities, net	317	-	-
Depreciation	1,086	-	-
Changes in operating assets:
Decrease (increase) in accrued interest receivable	(2,349)	165	(2,196)
Decrease (increase) in other assets	(1,959)	240	(976)
Decrease (increase) in rents receivable	(236)	32	-
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	2,146	1,653	116
Increase (decrease) in investment management fee payable to affiliate	(63)	2,839	296
Increase (decrease) in accrued interest payable	(6)	(284)	264
Net cash provided by (used in) operating activities	51,407	34,198	8,886
Cash Flows From Investing Activities:
Mortgage-backed securities portfolio:
Purchases	-	(209,924)	(244,221)
Sales	-	410,899	61,194
Principal payments	-	30,344	1,159
Loans and preferred equity held for investment portfolio:
Purchases net of discount/loan originations	(439,048)	(715,861)	(149,061)
Sales	49,200	-	-
Principal payments	338,881	212,838	207
Real estate portfolio:
Purchases of real estate	(5,050)	(33,250)	-
Sales	18,501	-	-
Net cash provided by (used in) investing activities	(37,516)	(304,954)	(330,722)
Cash Flows From Financing Activities:
Net proceeds (expense) from common stock offerings	-	576,828	(15)
Net proceeds from common stock offering with affiliates	-	57,500	-
Proceeds from collateralized mortgage borrowings	2,550	16,600	-
Payments on participations sold	(14,755)	-	-
Proceeds from participations sold	13,759	14,755	-
Proceeds from secured financing	-	-	147,260
Payments on secured financing	-	(172,837)	-
Payment of underwriter fee	(2,000)	-	-
Dividends paid	(92,716)	(50,295)	(6,523)
Net cash (used in) provided by financing activities	(93,162)	442,551	140,722
Net increase (decrease) in cash and cash equivalents	(79,271)	171,795	(181,114)
Cash and cash equivalents at beginning of period	202,814	31,019	212,133
Cash and cash equivalents at end of period	$123,543	$202,814	$31,019
Supplemental disclosure of cash flow information:
Interest paid	$1,048	$2,005	$5,015
Income tax paid	$1	-	$1
Non cash investing activities:
Reclassification of loans to real estate upon deed in lieu of foreclosure	$52,800	$-	$-
Reduction of non-accretable yield due to principal writedown
Rate and term financing	$-	$199,900	$-
Net change in unrealized gains (losses) on available-for-sale securities	$-	$(10,475)	$10,848
Non cash financing activities:
Common dividends declared, not yet paid	$24,522	$26,817	$3,986

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

2.  Summary of the Significant Accounting Policies

(a) Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").  The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification, (the “Codification” or “ASC”), which is the current source of authoritative GAAP.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

(b) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in money market accounts with original maturities less than 90 days.

(c) Agency RMBS and CMBS

The Company may invest in Agency RMBS and CMBS representing interests in obligations backed by pools of mortgage loans.  Agency RMBS are mortgage pass-through certificates, collateralized mortgage obligations (“CMOs”), and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued or guaranteed as to principal and/or interest repayment by agencies of the U.S. Government or federally chartered corporations such as Ginnie Mae, Freddie Mac or Fannie Mae.  The Company has only purchased, but is not limited to, AAA CMBS that were accounted for under ASC 320-10, Investment in Debt and Equity Securities.

The Company holds its Agency RMBS and CMBS as available-for-sale, records investments at estimated fair value, and includes unrealized gains and losses in other comprehensive income (loss) in the consolidated statements of comprehensive income. From time to time, as part of the overall management of its portfolio, the Company may sell certain of its Agency RMBS and CMBS investments and recognize a realized gain or loss as a component of earnings in the consolidated statement of comprehensive income utilizing the specific identification method.

Interest income on Agency RMBS and CMBS is computed on the remaining principal balance of the investment security.  Premium or discount amortization/accretion on Agency RMBS and CMBS is recognized over the estimated life of the investment using the effective interest method.   In applying the interest method, the Company considers estimates of future principal prepayments in the calculation of the effective yield. Differences that arise between previously anticipated prepayments and actual prepayments received, as well as changes in future prepayment assumptions, result in a recalculation of the effective yield on the security on a quarterly basis. This recalculation results in the recognition of an adjustment to the carrying amount of the security based on the revised prepayment assumptions and a corresponding increase or decrease in reported interest income.  Changes to assumptions that decrease expected future cash flows may result in an other-than-temporary impairment (“OTTI”).   At December 31, 2012 and 2011, the Company did not own any Agency RMBS and CMBS.

If at the valuation date, the fair value of an investment security is less than its amortized cost, the Company will analyze the investment security for OTTI.  Management will evaluate the Company’s CMBS and RMBS for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration will be given to (1) the length of time and the extent to which the fair value has been less than the carrying value, (2) the intent of the Company to sell the investment prior to recovery in fair value (3) whether the Company will more likely than not be required to sell the investment before the expected recovery, and (4) the expected future cash flows of the investment in relation to its amortized cost.  If a credit portion of OTTI exists, the cost basis of the security is written down to the then-current fair value, and the related credit portion of unrealized loss is transferred from accumulated other comprehensive income (loss) as an immediate reduction of current earnings.

(d) Commercial Real Estate Loans

The Company's commercial real estate mortgages and loans are comprised of fixed-rate and adjustable-rate loans. Commercial real estate mortgages and loans are designated as held for investment and are carried at their outstanding principal balance, plus premiums, less discounts, which are amortized or accreted over the estimated life of the loan, less an estimated allowance for loan losses.  The difference between the face amount of a loan and proceeds at acquisition is recorded as either discount or premium. A discount or premium is also recognized for acquired loans whose coupons are not considered to reflect prevailing rates of interest for comparable loans.  In these circumstances, the Company estimates the prevailing rate of interest to maturity for a note that would have resulted between an independent borrower and lender for a similar transaction under comparable terms and conditions.

(e) Preferred Equity Interests Held for Investment

Preferred equity interests are designated as held for investment and are carried at their outstanding principal balance, plus premiums, less discounts, which are amortized or accreted over the estimated life of the investment, less an estimated allowance for losses.

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

The Company evaluates whether real estate acquired in connection with a foreclosure (REO), UCC/deed in lieu of foreclosure or a consensual modification of a loan (herein collectively referred to as a foreclosure) constitutes a business and whether business combination accounting is applicable. Upon foreclosure of a property, the excess of the carrying value of a loan, if any, over the estimated fair value of the property, less estimated costs to sell, is charged to provision for loan losses.

Investments in real estate, including REO, which do not meet the criteria to be classified as held for sale, are separately presented in the consolidated statements of financial condition as held for investment. Such operating real estate is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Once a property is determined to be held for sale, depreciation is no longer recorded. In addition, the results of operations are reclassified to income (loss) from discontinued operations in the consolidated statements of comprehensive income.

The Company's real estate portfolio (REO and real estate held for investment) is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if the Company's estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  The Company recorded an impairment of $2.6 million on real estate held for sale for the year ended December 31, 2012, which is recorded as a component of discontinued operations.

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

Rental Income

Rental income from investments in real estate is derived from leasing space to various types of corporate tenants. The leases are for fixed terms of varying length and provide for annual rentals to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of straight-line rents over base rents under the lease is included in rents receivable on the Company's consolidated statement of financial condition and any excess of base rents over the straight-line amount is recorded as a decrease to rents receivable on the Company's consolidated statement of financial condition.

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

Identified Intangibles

The Company records acquired identified intangibles, which includes intangible assets (value of the above-market leases, and in-place leases) and intangible liabilities (value of below-market leases), based on estimated fair value. The value allocated to the above or below-market leases is amortized over the remaining lease term as a net adjustment to rental income.  Other intangible assets are amortized on a straight-line basis over the remaining lease term. Identified intangible assets are recorded in intangible assets, net and identified intangible liabilities are recorded in intangible liabilities, net on the consolidated statements of financial condition.  The weighted-average amortization period for intangible assets and liabilities is 14.3 years and 12.7 years, respectively, as of December 31, 2012 and 2011.

The following table summarizes identified intangibles as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	(dollars in thousands)
	Intangible Assets In-place Leases	Intangible Liabilities Below-market Leases	Intangible Assets In-place Leases	Intangible Liabilities Below-market Leases
Gross amount	$5,535	$(2,030)	$-	$-
Accumulated amortization	(440)	123	-	-
Total	$5,095	$(1,907)	$-	$-

The Company recorded amortization of acquired below-market leases of $123 thousand and $0 for the years ended December 31, 2012 and 2011, respectively. Amortization of other intangible assets was $440 thousand, and $0 for the years ended December 31, 2012 and 2011, respectively.

(g) Allowance for Loan Losses

The Company evaluates the need for a loan loss reserve on its debt investments. A provision is established when the Company believes a loan is impaired, which is when it is deemed probable that the Company will be unable to collect principal and interest amounts due according to the contractual terms. A provision for credit losses related to loans , including those accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30), may be established when it is probable the Company will not collect amounts contractually due or all amounts previously estimated to be collected. Management assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the statement of financial condition date.

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

When a loan is impaired, the amount of provision for loan loss is calculated by comparing the carrying amount of the investment to the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent.  Interest on impaired loans is recognized when received in cash.

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

Loan performance is evaluated and loans are assigned an internal rating of “Performing Loans,” “Watch List Loans” or “Workout Loans.”  Performing Loans meet all present contractual obligations.  Watch List Loans are defined as performing or nonperforming loans for which the timing of cost recovery is under review.  Workout Loans are defined as loans for which there is a likelihood that the Company may not recover its cost basis.

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

(i) Variable Interest Entities

The Company has evaluated all of its investments in order to determine if they qualify as Variable Interest Entities ("VIEs")  or as variable interests in VIEs.   A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. A variable interest is an investment or other interest that will absorb portions of a VIE's expected losses or receive portions of the entity’s expected residual returns. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

(j) Revenue Recognition

Interest income is accrued based on the outstanding principal amount of the securities or loans and their contractual terms. Premiums and discounts associated with the purchase of the securities or loans are amortized into interest income over the projected lives of the securities or loans using the interest method based on the estimated recovery value.

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

Fees received relating to origination of loans are included in “Other Assets” on the Company’s Consolidated Statements of Financial Condition and are amortized into “Interest Income” as an adjustment to loan yield over the life of the loan.

(k) Income Taxes

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

The provisions of FASB ASC 740, Income Taxes (ASC 740), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company has no unrecognized tax benefits that would affect its financial position.  Consequently, no accruals for penalties or interest were recorded during the years ended December 31, 2012, 2011 and 2010.

The Company files tax returns in several U.S. jurisdictions, including New York State and New York City.  The 2009 through 2011 tax years remain open to U.S. federal, state and local examinations.

(l) Net Income per Share

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

(m) Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as loan loss provisions.  Actual results could differ from those estimates.

(n) Derivatives

The Company uses derivative instruments primarily to manage interest rate risk exposure and such derivatives are not considered speculative.  The Company has one interest rate swap outstanding which has not been designated as a hedging instrument for accounting purposes.  Changes in the fair value of the interest rate swap are recorded in the consolidated Statements of Comprehensive Income.

(o) Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  Origination fees previously reported in miscellaneous fees have been reclassified into interest income in accordance with ASC 310-20, Receivables, Non-Refundable Fees and Other Costs.  Servicing fees for 2011 and 2010 have been reclassified out of interest income and are presented separately but remain a part of net interest income.

(p) Recent Accounting Pronouncements

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

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02).  This update addresses the open disclosure issue in the deferral under ASU 2011-12.  ASU 2013-02 requires the provision of information about the amounts reclassified out of accumulated OCI by component.  In addition, ASU 2013-02 requires presentation, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This update, which will increase disclosure for the Company as outlined above, is effective for reporting periods beginning after December 15, 2012 with early adoption permitted.  The Company has not elected early adoption.

Assets

Property, Plant, and Equipment (Topic 360)

In December 2011, the FASB released ASU 2011-10, Derecognition of in Substance Real Estate—a Scope Clarification.  The amendments in ASU 2011-20 provide that when a parent (reporting entity) ceases to have a controlling financial interest (as described in ASC Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt.  ASU 2011-10 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2012.  The adoption of ASU 2011-10 is not expected to have a material impact on the consolidated financial statements.

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

Financial Services – Investment Companies (Topic 946)

In October 2011, the FASB issued a proposed ASU 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements, which would amend the criteria in Topic 946 for determining whether an entity qualifies as an investment company for reporting purposes.  As proposed, this ASU would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for Real Estate Investment Trusts from this topic.  If promulgated in its current form, this proposal may result in a material modification to the presentation of the Company’s consolidated financial statements.

On December 12, 2012, the FASB agreed that the accounting for real estate investments should be considered in a second phase of the Investment Companies project and that all REITs should be exempted from conclusions reached in phase I of the project.  The Board has not yet agreed on the scope of phase II of the project.  The Company is monitoring developments related to this proposal and is evaluating the effects it would have on the Company’s consolidated financial statements.

3. Cash and Cash Equivalents

The Company had $123.5 million and $202.8 million of cash held at independent national banking institutions at December 31, 2012 and 2011, respectively, and earned $18 thousand and $9 thousand in interest income on the Company’s cash balances for the years ended December 31, 2012 and 2011, respectively.

4.  Commercial Real Estate Loans Held for Investment

The following table represents the Company's commercial mortgage loans classified as held for investment at December 31, 2012 and 2011, which are carried at their principal balance outstanding, net of any related premium or discount, less an allowance for loan losses:
	December 31, 2012			December 31, 2011
			Percentage			Percentage
	Outstanding	Carrying	of Loan	Outstanding	Carrying	of Loan
	Principal	Value	Portfolio(1)	Principal	Value	Portfolio(1)
	(dollars in thousands)
First mortgages	$100,995	$100,343	13.7%	$439,795	$374,348	52.5%
Subordinate notes	41,410	38,954	5.6%	79,279	71,517	9.5%
Mezzanine loans	594,820	590,525	80.7%	317,915	306,936	38.0%
Total	$737,225	$729,822	100.0%	$836,989	$752,801	100.0%

(1) Based on outstanding principal.

The following table represents a summary of the changes in the carrying value of the Company’s commercial mortgage loans held for investment for the years ended December 31, 2012 and 2011, respectively:

	December 31, 2012				December 31, 2011
	First	Subordinate	Mezzanine		First	Subordinated	Mezzanine
	Mortgages	Notes	Loans	Total	Mortgages	Notes	Loans	Total
	(dollars in thousands)
Beginning principal balance, net of allowance for loan losses	$439,712	$79,208	$317,697	$836,617	$38,152	$42,007	$95,109	$175,268
Purchases, principal balance	46,502	8,501	347,280	402,283	609,281	65,738	394,061	1,069,080
Remaining discount	(650)	(2,456)	(4,294)	(7,400)	(65,365)	(7,691)	(10,760)	(83,816)
Principal payments	(264,307)	(15,198)	(59,376)	(338,881)	(190,078)	(28,509)	(171,397)	(389,984)
Principal write-off	(39,788)	(6,405)	(11,000)	(57,193)	(17,602)	-	-	(17,602)
Sales	(50,000)	-	-	(50,000)	-	-	-	-
Transfers to real estate held for sale	(31,205)	(24,768)	-	(55,973)	-	-	-	-
	100,264	38,882	590,307	729,453	374,388	71,545	307,013	752,946
Recovery (allowance) for loan losses	79	72	218	369	(40)	(28)	(77)	(145)
Commercial mortgage loans held for investment	$100,343	$38,954	$590,525	$729,822	$374,348	$71,517	$306,936	$752,801

At December 31, 2012 the Company had no loans accounted for pursuant to ASC Subtopic 310-30.  At December 31, 2011 the principal balance of loans recorded under Subtopic ASC 310-30 was $315.6 million.

The following table presents the accretable yield, or the amount of discount estimated to be realized over the life of the loans, and the carrying value, related to the Company’s commercial real estate loan portfolio for the years ended December 31, 2012 and 2011, respectively, which were accounted for pursuant to ASC Subtopic 310-30:
	Accretable Yield
	December 31, 2012		December 31, 2011
	Accretable Yield	Carrying Value of the Loans	Accretable Yield	Carrying Value of the Loans
	(dollars in thousands)
Beginning balance	$13,259	$257,065	$-	$-
Additions	-	-	50,581	296,949
Accretion	(9,200)	9,200	(34,425)	34,425
Collections	-	(212,400)	-	(74,309)
Disposition/transfers	(1,126)	(53,865)	-	-
Decrease in cashflow estimates	(2,933)	-	(11,265)	-
Reclassifications from nonaccretable
difference	-	-	8,368	-
Ending balance	$-	$-	$13,259	$257,065

The following table summarizes the changes in the allowance for loan losses for the commercial mortgage loan portfolio for the years ended December 31, 2012 and 2011, respectively.
	December 31, 2012	December 31, 2011
	(dollars in thousands)

Balance, beginning of period	$369	$224
Reversal	(369)	-
Provision for loan loss	3,172	145
Charge-offs	(3,172)	-

Balance, end of period	$-	$369

The following tables present certain characteristics of the Company’s commercial real estate loan portfolio as of December 31, 2012 and 2011.

December 31, 2012
Geographic Distribution			Property
Top 5 States	Remaining Balance	% of Loans (1)	Count
(dollars in thousands)
Texas	$ 155,505	21.1%	170
New York	90,453	12.3%	10
Illinois	85,691	11.6%	128
Georgia	64,325	8.7%	69
California	63,461	8.6%	156

December 31, 2011
Geographic Distribution			Property
Top 5 States	Remaining Balance	% of Loans (1)	Count
(dollars in thousands)
New York	$ 215,337	25.7%	25
California	195,401	23.3%	83
Texas	79,717	9.5%	59
Georgia	68,060	8.1%	6
Illinois	54,512	6.5%	75

(1) Percentages based on outstanding principal balance of the commercial real estate loan portfolio of $737.2 million and $837.0 million at December 31, 2012 and 2011, respectively.

December 31, 2012

Property Type	Number of Assets	Outstanding Principal	% of Total
	(dollars in thousands)
Retail	9	$264,652	36%
Office	13	252,100	34%
Hotel	5	107,000	14%
Industrial	4	100,500	14%
Condominium	1	12,973	2%
Total	32	$737,225	100%

December 31, 2011

Property Type	Number of Assets	Outstanding Principal	% of Total
	(dollars in thousands)
Hotel	9	$343,606	41%
Office	14	174,621	21%
Retail	6	160,662	19%
Multi-family	2	132,000	16%
Condominium	2	26,100	3%
Total	33	$836,989	100%

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses.  Based on this analysis, the Company determined that no loan loss provision is necessary at December 31, 2012. At December 31, 2011 the Company had an allowance for loan losses of approximately $369 thousand.   At December 31, 2012, one loan with a carrying value of approximately $44.0 million was designated as a Watch List Loan and one loan with a carrying value of approximately $13.0 million was designated as a Workout Loan.

The following tables present the loan type and internal rating of the commercial real estate loans as of December 31, 2012 and 2011.
December 31, 2012
		Percentage	Internal Ratings
	Outstanding	of Loan	Performing	Watch List	Workout
Investment type	Principal	Portfolio	Loans	Loans	Loans
	(dollars in thousands)
First mortgages	$100,995	13.7%	$88,022	$-	$12,973
Subordinate notes	41,410	5.6%	41,410	-	-
Mezzanine loans	594,820	80.7%	550,820	44,000	-
	$737,225	100.0%	$680,252	$44,000	$12,973

December 31, 2011
		Percentage	Internal Ratings
	Outstanding	of Loan	Performing	Watch List	Workout
Investment type	Principal	Portfolio	Loans	Loans	Loans
	(dollars in thousands)
First mortgages	$439,795	52.5%	$398,815	$-	$40,980
Subordinate notes	79,279	9.5%	56,608	-	22,671
Mezzanine loans	317,915	38.0%	317,915	-	-
	$836,989	100.0%	$773,338	$-	$63,651

5. Preferred Equity Held for Investment

The following table represents the Company's preferred equity held for investment at December 31, 2012 and 2011, which are carried at their principal balance outstanding less an allowance for loan losses:
	December 31, 2012	December 31, 2011
	(dollars in thousands)
Beginning balance	$-	$22,700
Purchases, principal balance	39,769	-
Principal payments	-	(22,718)
Less: allowance for loan losses	-	(20)
Recovery	-	38

Preferred equity held for investment	$39,769	$-

The following table summarizes the changes in the allowance for loan losses for the preferred equity for the years ended December 31, 2012 and 2011:

	For the year ended
	December 31, 2012	December 31, 2011
	(dollars in thousands)

Balance, beginning of period	$-	$18
Provision for loan loss	-	20
Recovery	-	(38)
Balance, end of period	$-	$-

The Company’s preferred equity portfolio had a principal balance outstanding of $39.8 million as of December 31, 2012, that consisted of one investment secured by the equity in ten multifamily properties located in the suburban Baltimore and Washington, D.C. area.  The Company had no preferred equity investments at December 31, 2011.

6. Investment in Real Estate, Net and Real Estate Held for Sale

At December 31, 2012 and 2011, investment in real estate, net consists of the following:

	December 31, 2012	December 31, 2011
	(dollars in thousands)

Land	$7,490	$7,289
Buildings and improvements	27,305	25,961
Subtotal	34,795	33,250
Less: Accumulated depreciation	(1,140)	(54)
Investments in real estate, net	$33,655	$33,196

For the years ended December 31, 2012, 2011 and 2010, depreciation expense was $1.1 million, $54 thousand, and $0, respectively.

Real Estate Acquisitions

For the year ended December 31, 2012 the Company finalized the purchase price allocation related to the following real estate acquisitions:

Date of acquisition	Type	Location	Purchase Price
			(dollars in thousands)
November 2011	Warehouse/distribution center	Phoenix, AZ	$33,250
February 2012	Warehouse	Las Vegas, NV	5,050
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

The supplemental pro forma financial information set forth below is based upon the Company's historical consolidated statements of comprehensive income for years ended December 31, 2012 and 2011.  The pro forma amounts for the years ended December 31, 2012 and 2011 give effect to the above transactions as of January 1, 2011.

	Business Combinations Actual		Pro Forma Consolidated
	For the years ended		For the years ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(dollars in thousands, except per share data)
Revenues	$3,153	$238	$89,941	$125,583

Net income	$464	$130	$71,055	$109,050

Net income per average common share - basic/diluted	$0.01	$0.00	$0.93	$1.74

The supplemental pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred January 1, 2011, nor does it purport to represent the results of future operations.

For the year ended December 31, 2012, the Company acquired the following real estate in connection with a deed-in-lieu of foreclosure (amounts in thousands):

Date	Type	Location	Carrying Value of Loan at Time of REO
			(dollars in thousands)
February 2012	Hotels	Various	$55,973

Real estate acquired via deed in lieu of foreclosure during the year ended December 31, 2012 is classified as real estate held for sale as of December 31, 2012, and is unencumbered by contractual debt obligations.  The working capital related to assets classified as held for sale is comprised of $4.2 million in current assets and $2.3 million in current liabilities at December 31, 2012.  The net working capital of $1.9 million is included in other assets in the consolidated statement of financial condition.  The Company had no assets classified as real estate held for sale at December 31, 2011.

During the year ended December 31, 2012, the Company recognized a $3.2 million provision for loan loss in connection with taking possession of the collateral underlying loans via a deed in lieu of foreclosure.

Discontinued Operations

The operations of real estate classified as held for sale on the consolidated statements of financial condition are reported as discontinued operations.  The following table summarizes the components of income from discontinued operations for the year ended December 31, 2012:

Year ended December 31, 2012
Revenue:	(dollars in thousands)
Operating income	$26,282

Expenses:
Property operating expenses	18,804

Pretax earnings	7,478

Income tax	726

Total net income from discontinued operations	$6,752

The company had no properties classified as held for sale during the years ended December 31, 2011 and 2010.  During the year ended December 31, 2012 the Company recognized approximately $2.6 million of impairment charge related to one asset classified as held for sale.  The impairment charge is measured as the excess of the carrying value of the individual asset over the sale price.

The Company expects to dispose of the remaining assets classified as held for sale at December 31, 2012 prior to September 30, 2013.

Disposition of Assets Held for Sale

During the year ended December 31, 2012, the Company sold three hotels resulting in net proceeds of approximately $18.5 million.  The sales transactions resulted in a net pre-tax loss of approximately $800 thousand, consisting of approximately $1.8 million gain on sale from discontinued operations and $2.6 million of impairment charge, for the year ended December 31, 2012, which are recorded as components of discontinued operations.

7.  Fair Value Measurements

The Company applies the fair value guidance in accordance with U.S. GAAP to account for its financial instruments.  The Company categorizes its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the consolidated statements of financial condition or disclosed in the related notes are categorized based on the inputs to the valuation techniques as follows:

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

Interest Rate Swap

Interest rate swaps are valued using internal pricing models that are corroborated using third party quotes.  The Company incorporates common market pricing methods, including a spread measurement to the Treasury curve, in its estimates of fair value.  Management ensures that current market conditions are reflected in its estimates of fair value.

The Company's financial assets and liabilities carried at fair value on a recurring basis are as follows:

	December 31, 2012
	Level 1	Level 2	Level 3
	(dollars in thousands)
Liabilities:
Interest Rate Swap	$-	$89	$-

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

The carrying value of commercial real estate loans totaled $729.8 million and $752.8 million at December 31, 2012 and 2011, respectively.  These loans are held for investment and are recorded at amortized cost less an allowance for loan losses. The estimated fair value of these loans is $736.6 million and $772.1 million as of December 31, 2012 and 2011, respectively.  Such estimates take into consideration expected changes in interest rates and changes in the underlying collateral cash flows.  The fair value of commercial real estate loans is based on the loan’s contractual cash flows and estimated changes in the yield curve.  The fair value also reflects consideration of changes in credit risk since the loan was originated or purchased.

Preferred equity investments totaled $39.8 million at December 31, 2012.  The Company held no preferred equity investments at December 31, 2011.  The preferred equity investment is recorded at amortized cost less an allowance for loan losses. The estimated fair value of this investment is $39.3 million as of December 31, 2012. The fair value of preferred equity is based on the underlying cash flows and estimated changes in the yield curve.  The fair value also reflects consideration of changes in credit risk since the time of initial investment.

The carrying value of participations sold is based on the loan’s amortized cost.  The fair value of participations sold is based on the fair value of the underlying related commercial loan.

The carrying value of mortgages payable totaled $19.2 million, and $16.6 million at December 31, 2012 and 2011, respectively.  The fair value of the Company’s mortgage loans at December 31, 2012 and 2011 totaled $19.4 million, and $16.6 million, respectively.  The fair value of mortgages payable is based on the related contractual cash flows and estimated changes in the yield curve from the time of origination.  The fair value of mortgages payable also reflects consideration of the value of the underlying collateral and changes in credit risk from the time the debt was originated.

The following table summarizes the estimated fair value for all financial assets and liabilities as of December 31, 2012 and December 31, 2011.
		December 31, 2012		December 31, 2011
		Carrying Value	Fair Value	Carrying Value	Fair Value
	Level in Fair	(dollars in thousands)
Financial assets:	Value Hierarchy for 2012
Cash and cash equivalents	1	$123,543	$123,543	$202,814	$202,814
Commercial real estate investments:
Senior	3	100,343	99,999	374,348	379,877
Subordinate	3	38,954	42,078	71,517	76,115
Mezzanine	3	590,525	594,554	306,936	316,157
Preferred equity	3	39,769	39,256	-	-

Financial liabilities:
Mortgage payable	2	19,150	19,407	16,600	16,600
Participations sold	3	13,759	14,525	14,755	14,755
Interest rate swap liability	2	89	89	-	-

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Nonfinancial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Real estate held for sale totaled $33.5 million at December 31, 2012 and is recorded at its estimated fair value less costs to sell (considered to be Level 3 in the fair value hierarchy).  The estimated fair value is based on the property's future discounted cash flows to be generated using discount rates ranging from 12% to 13.5% and terminal cap rates ranging from 10.0% to 10.5%, sales comparables, or the expected sales price based on an executed purchase and sale agreement. Estimates of fair value take into consideration U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors.

8.  Income Taxes

For the year ended December 31, 2012 the Company is qualified to be taxed as a REIT.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements including certain asset, income and stock ownership tests. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.  It is assumed that the Company will retain its REIT status by complying with the REIT regulations and distribution requirements in the future. The state and city tax jurisdictions for which the Company is subject to tax filing obligations recognize the Company’s status as a REIT.  In December of 2011, the Company created a taxable REIT subsidiary (“TRS”) to hold those assets which represent non-qualified REIT assets.

During the year ended December 31, 2012, the Company recorded estimated federal and state income tax expense related to earnings of its TRS in the amount of $726 thousand that is primarily attributable to income from discontinued operations of hotels acquired during 2012 via deed in lieu of foreclosure.  This amount is recorded as a component of net income from discontinued operations in the accompanying consolidated statement of comprehensive income.  No income tax expense or benefit related to the TRS was recognized for the years ended December 31, 2011 and 2010.

The Company files tax returns in several U.S. jurisdictions, including New York State and New York City.  The 2009 through 2012 tax years remain open to U.S. federal, state and local tax examinations.

During February of 2012 the Company took possession of a portfolio of hotels in connection with a deed-in-lieu of foreclosure and recorded a deferred tax asset (“DTA”) of $900 thousand for the difference between the tax and GAAP basis of the related assets.  The Company recorded a valuation allowance against the entire DTA due to uncertainty regarding the Company’s ability to realize the DTA.  During the fourth quarter of 2012, based on updated available information, the Company determined that the remaining DTA, as reduced during the year for sales of hotels, was realizable and reversed the entire remaining valuation allowance of $600 thousand.  This resulted in the recognition of an income tax benefit of $600 thousand during the fourth quarter of 2012, which is recorded as a component of net income from discontinued operations in the consolidated statement of comprehensive income.

9.  Common Stock

During the year ended December 31, 2012, the Company declared dividends to common shareholders totaling $90.4 million or $1.18 per share of which $24.5 million or $0.32 per share was paid to shareholders on January 24, 2013.  During the year ended December 31, 2011, the Company declared dividends to common shareholders totaling $73.1 million or $1.13 per average share of which $26.8 million or $0.35 per share was paid to shareholders on January 26, 2012.  During the year ended December 31, 2010 the Company declared dividends to common shareholders totaling $10.5 million or $0.58 per average share of which $4.0 million or $0.22 per share was paid to shareholders on January 27, 2011. For the year ended December 31, 2012 the Company declared cash dividends of $1.18 per common share, all of which is expected to be characterized as ordinary income for federal tax purposes.

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

The Company issued approximately 10,000 shares, approximating $105 thousand, to the independent members of the Board of Directors during the year ended December 31, 2012.  The shares were granted and vested on May 24, 2012.

11.  Debt Obligations

The Company has two first mortgages outstanding with aggregate principal balances as of December 31, 2012 and 2011 as follows:
			Outstanding Balance
Maturity	Type	Fixed Interest rate/spread over 1 Month LIBOR (1)	December 31, 2012	December 31, 2011
			(dollars in thousands)
2016	Fixed	3.50	$16,600	$16,600

2017 (2)	Variable	2.24	2,550	-
			$19,150	$16,600

(1) Applicable for variable rate loans
(2) The Company has entered into an interest rate swap to hedge against increases in interest rates. Refer to footnote 15 for more detail.

The first mortgages are collateralized by two distribution/warehouse centers.  Interest expense relating to the mortgages payable, including amortized mortgage costs and the effect of the interest rate swap associated with one loan, for the years ended December 31, 2012, 2011 and 2010 was $738 thousand, $14 thousand and $0, respectively.

12.  Management Agreement and Related Party Transactions

The Company has entered into a management agreement with FIDAC, a wholly owned subsidiary of Annaly, which provides for an initial term through December 31, 2013 with an automatic one year extension option and is subject to certain termination rights.  The Company pays FIDAC a quarterly management fee equal to 1.50% per annum of its stockholders’ equity which is equal to the sum of net proceeds from any issuance of the Company’s equity securities since inception, consolidated retained earnings (excluding non-cash equity compensation), less any amount the Company pays for repurchases of its common stock, unrealized gains, or losses or other items that do not affect realized income, as adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash charges of the Company.  Management fees accrued and subsequently paid to FIDAC were $13.8 million, $11.0 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010.

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

As of December 31, 2012 and 2011 Annaly owned approximately 12.4% of the Company’s outstanding shares.

The Company uses RCap Securities, Inc. (“RCap”), a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to settle trades.  RCap receives customary, market-based fees and charges in return for such services.   For the years ended December 31, 2012 and 2011 the Company paid RCap approximately $36 thousand and $22 thousand, respectively, for its services.  The Company did not pay RCap any fees during the year ended December 31, 2010.

13.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required under ASC 450, Contingencies, as of December 31, 2012 and 2011.

The Company agreed to pay the underwriters of our initial public offering $0.15 per share for each share sold in the initial public offering if during any full four calendar quarter period during the 24 full calendar quarters after the Company’s initial public offering certain performance hurdles were met.  During the year ended December 31, 2012 the Company paid the underwriters $2.0 million, representing the full amount due, as a result of meeting the required hurdle.

14.  Participations Sold

Participations sold represent interests in loans that we purchased and subsequently sold to third-parties that did not qualify as sales under ASC 860, Transfers. We present these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated statements of financial condition, and an equivalent amount of interest income and interest expense is recorded on our consolidated statements of comprehensive income. However, impaired loan assets, if any, must be reduced through the provision for loans losses while the associated non-recourse liability cannot be reduced until the participation has been contractually extinguished.  This can result in a difference between the loan participations sold asset and liability.  We have no economic exposure to these liabilities.

The following table summarizes our participations sold assets and liabilities as of December 31, 2012 and 2011:
	December 31, 2012	December 31, 2011
	(dollars in thousands)
Participations sold assets
Gross carrying value	$13,759	$14,755
Less: Provision for loan losses	-	-
Net book value of assets	$13,759	$14,755

Liabilities
Net book value of liabilities	$13,759	$14,755
Net impact to shareholders' equity	$-	$-

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

As of December 31, 2012, the Company had one interest rate swap outstanding which has not been designated as a hedging instrument for accounting purposes.  As of December 31, 2011, the Company had no interest rate swaps outstanding.

The following table presents the fair value of the Company's derivative instrument, its classification on the consolidated statements of financial condition and the consolidated statement of comprehensive income as of December 31, 2012, and the amount of income (expense) recognized during the year ended December 31, 2012:

	Location in Consolidated Statements of Financial Condition	Location in Consolidated Statements of Comprehensive Income	Notional Amount	Fair Value Net Asset (Liability)	Interest Income (Expense) on Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
December 31, 2012	Accounts payable and other liabilities	Interest Expense	2,550	(89)	(29)	(89)

The Company's counterparties held no cash margin as collateral against the Company's derivative contracts as of December 31, 2012.

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

16. Stockholders' Equity

Earnings Per Share

Earnings per share for the years ended December 31, 2012, 2011, and 2010 are computed as follows:
	For the year ended

	December 31, 2012	December 31, 2011	December 31, 2010
	(dollars in thousands)
Numerator:
Net income	$71,032	$108,396	$11,886
Effect of dilutive securities:	-	-	-
Dilutive net income available to stockholders	$71,032	$108,396	$11,886

Denominator:
Weighted Average shares available to common stockholders	76,626,430	62,609,153	18,120,112
Weighted Average Dilutive Shares	-	-	-
Net income per average share attributable to common stockholders - Basic/Diluted	$0.93	$1.73	$0.66

17. Segment Reporting

ASC 280, Segment Reporting (ASC 280), establishes the manner in which public entities report information about operating segments in annual and interim financial reports issued to shareholders.  ASC 280 defines a segment as a component of an enterprise about which separate financial information is available and that is evaluated regularly to allocate resources and assess performance. The Company conducts its business through two segments: debt investments and real estate investments. For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.  The quarter ended December 31, 2011 is the first quarter the Company was required to report more than one segment due to the purchase of two warehouse and distribution facilities in Arizona.  The Company had no discontinued operations for the years ended December 31, 2011 and 2010.  Below are the operating results, by segment, for the years ended December 31, 2012 and 2011, respectively.

	For the Year Ended December 31, 2012

	Corporate/ Unallocated	Debt Investments	Real Estate Investments	Consolidated Total
	(dollars in thousands)
Net interest income:
Interest income	$-	$88,561	$-	$88,561
Interest expense	-	(351)	(787)	(1,138)
Servicing fees	-	(513)	(17)	(530)
Net interest income	-	87,697	(804)	86,893

Other income:
Realized loss on sale of loan	-	(525)	-	(525)
Miscellaneous fee income	-	348	-	348
Rental income	-	-	3,153	3,153
Total other income	-	(177)	3,153	2,976

Other expenses:
Provision loan losses, net	-	2,803	-	2,803
Management fees to affiliate	13,775	-	-	13,775
General and administrative expenses	4,563	1,166	931	6,660
Amortization Expense	-	-	440	440
Depreciation expense	-	-	1,086	1,086
Total other expenses	18,338	3,969	2,457	24,764

Net (loss) income before income tax	(18,338)	83,551	(108)	65,105

Income tax	1	-	38	39

(Loss) income from continuing operations	(18,339)	83,551	(146)	65,066

Net income from discontinued operations (net of tax expense of $726)	-	-	6,752	6,752
Gain on sale from discontinued operations	-	-	1,774	1,774
Impairment charges	-	-	(2,560)	(2,560)
Total income from discontinued operations	-	-	5,966	5,966

Net (loss) income	$(18,339)	$83,551	$5,820	$71,032

Total assets	$736	$892,747	$80,516	$973,999

	For the Year Ended December 31, 2011
	Corporate/ Unallocated	Debt Investments	Real Estate Investments	Consolidated Total
	(dollars in thousands)
Net interest income:
Interest income	$-	$106,483	$-	$106,483
Interest expense	-	(2,370)	-	(2,370)
Servicing fees	-	(572)	-	(572)
Net interest income	-	103,541	-	103,541

Other income:
Realized gains on sales of investments	-	18,481	-	18,481
Miscellaneous fee income	-	486	-	486
Rental income	-	-	238	238
Total other income	-	18,967	238	19,205

Other expenses:
Provision for loan losses, net	-	127	-	127
Management fees to affiliate	-	10,958	-	10,958
General and administrative expenses	2,935	102	188	3,211
Depreciation expense	-	-	54	54
Total other expenses	2,935	88	242	14,350

Net (loss) income before income tax	(2,935)	111,335	(4)	108,396
Income tax	-	-	-	-

Net (loss) income	$(2,935)	$111,335	$(9)	$108,396

Total assets	$831	$958,605	$33,435	$992,871

18.  Summarized Quarterly Results

The following is a presentation of the quarterly results of operations for the year ended December 31, 2012 and 2011, respectively.
CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)

	For the Quarter ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(unaudited)

Interest income (1)	$23,392	$17,805	$26,967	$20,397
Interest expense	(360)	(310)	(187)	(281)
Net interest income	22,917	17,381	26,631	19,964

Total other income	1,061	286	809	820

Provision for loan losses	2,803	-	-	-
General and administrative expenses	2,710	1,180	1,327	1,443
Total other expenses	9,382	4,982	5,149	5,251
Net income from discontinued operations (net of tax (benefit) expense of $295, $1,564, $425 and ($1,558) respectively)	1,522	(46)	2,903	2,373
Gain on sale from discontinued operations	-	1,774	-	-
Impairment charges	-	-	(2,560)	-
Total income from discontinued operations	1,522	1,728	343	2,373

Net income	16,117	14,381	22,628	17,906

Net income per share-basic and diluted	$0.21	0.19	$0.30	$0.23

	For the Quarter ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(unaudited)

Interest income (1)	$7,443	$13,055	$44,258	$41,727
Interest expense	(1,532)	(742)	(21)	(75)
Net interest income	5,849	12,159	44,024	41,509

Realized gains on sales of investments	-	13,925	-	4,556
Total other income	-	13,925	133	5,147

Provision for loan losses	127	-	-	-
General and administrative expenses	480	614	848	1,269
Total other expenses	1,287	3,959	4,221	4,883
Net income	4,561	22,125	39,936	41,774

Net income per share-basic and diluted	$0.23	$0.29	$0.52	$0.55

(1) Origination fees have been reclassified to interest income from miscellaneous fees to conform with current period presentation.

19. Subsequent Events

Agreement and Plan of Merger

 On January 30, 2013, the Company entered into  the Merger Agreement, among the Company, Annaly and CXS Acquisition Corporation (a wholly-owned subsidiary of Annaly) (or Acquisition), pursuant to which, among other things, Acquisition will commence a tender offer (or the Offer) to purchase all of the outstanding shares of the Company’s common stock, par value $0.01 per share (or the Shares), that Acquisition or Annaly do not own at a price per share of $13.00 in cash, plus a cash payment to reflect a pro-rated quarterly dividend for the quarter in which the Offer is consummated, subject to the terms and conditions set forth in the Merger Agreement.  If at least 51% of the Shares not owned by Annaly or any of its subsidiaries, officers or directors are tendered and purchased by Acquisition in the tender offer, and subject to the satisfaction or waiver of certain limited conditions set forth in the Merger Agreement (including, if required, receipt of approval by the Company’s stockholders), Acquisition will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Annaly.  In the Merger, each outstanding Share, other than Shares owned by Acquisition and Annaly, will be converted into the right to receive the same cash consideration paid in the Offer.

Under the terms of the Merger Agreement, the Company may solicit, receive, evaluate and enter into negotiations with respect to alternative proposals from third parties for the Transaction Solicitation Period consisting of a period of 45 calendar days continuing through March 16, 2013.  The Company may continue discussions after the Transaction Solicitation Period with parties who made acquisition proposals during the Transaction Solicitation Period, or who made unsolicited acquisition proposals after the Transaction Solicitation Period, in either case that the Company determines, in good faith, would result in, or is reasonably likely to result in, a superior proposal. If the Company receives a superior proposal, Annaly and Acquisition have the right to increase their offer price one time to a price that is at least $0.10 per share greater than the value per share stockholders would receive as a result of the superior proposal and thereafter the Company may terminate after providing two business days’ notice.  If the Company terminates the Merger Agreement during the Transaction Solicitation Period or during the 10-day period following its expiration to enter into a superior proposal with a party who delivered a written acquisition proposal during the Transaction Solicitation Period, the Company will be required to pay to Annaly a termination fee of $15 million. If the Company terminates the Merger Agreement thereafter in connection with a superior proposal, the termination fee will be $25 million.  If the Merger Agreement is terminated in either circumstance, the Company will also be required to reimburse Annaly’s documented out-of-pocket expenses, up to $5 million. In all cases, the termination fee and expense reimbursement will be credited against the termination fee payable by the Company under the management agreement with FIDAC, a wholly owned subsidiary of Annaly.

The Merger Agreement includes customary representations, warranties and covenants of the Company, Annaly and Acquisition.  The Company agreed to operate the Company’s business in the ordinary course consistent with past practice until the effective time of the Merger.  Annaly has separately agreed to not purchase any Shares in excess of the approximately 12.4% of the outstanding that it currently owns.

 Consummation of the Offer is subject to various conditions, including (1) the valid tender of the number of Shares that would represent at least 51% of the Shares not owned by Annaly or any of its subsidiaries, officers or directors, (2) the consummation of the Offer or the Merger not being unlawful under any applicable statute, rule or regulation, (3) the consummation of the Offer or the Merger not being enjoined by order of any court or other governmental authority, (4) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement), (5) neither the Company’s board of directors nor its special committee of independent directors having withdrawn its recommendation of the Offer or Merger to the Company’s stockholders, and (6) the satisfaction of certain other customary closing conditions. Neither the Offer nor the Merger is subject to a financing condition.  Annaly plans to finance the transaction with cash on hand.

 If, after completion of the Offer, Annaly and Acquisition hold at least 90% of the outstanding Shares, the Merger will be consummated in accordance with the short-form merger provisions under Maryland law without the approval of the Merger by the Company’s stockholders. If, after completion of the Offer, Annaly and Acquisition hold less than 90% of the outstanding Shares, Acquisition will have the right to exercise the Percentage Increase Option which provides the Company an irrevocable option under the Merger Agreement to purchase from the Company that number of additional Shares that will increase the percentage of outstanding Shares owned by Annaly and its subsidiaries to one share more than 90% of the outstanding Shares (after giving effect to the issuance of shares pursuant to the Percentage Increase Option).  Upon exercise of the Percentage Increase Option, the Merger will be consummated in accordance with the short-form merger provisions under Maryland law without approval of the Merger by the Company’s stockholders.

The Company’s board of directors, upon the unanimous recommendation and approval of a special committee consisting of the Company’s three independent directors, adopted resolutions (i) determining and declaring advisable the Merger Agreement and the Offer, the Merger, the Percentage Increase Option and the other transactions contemplated by the Merger Agreement, (ii) determining that the terms of the Offer, the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement are in the best interests of, and fair to, the Company’s stockholders other than Annaly and its affiliates, and (iii) recommending that the Company’s stockholders (other than Annaly and its affiliates) accept the Offer, tender their Shares into the Offer and, to the extent required by applicable law to consummate the Merger, vote their Shares in favor of approving the Merger.

Amendment to the Management Agreement

On January 30, 2013, the Company and FIDAC entered into an amendment to the management agreement pursuant to which, FIDAC has agreed to, among other things, in good faith facilitate and assist the Company in its efforts to actively seek and solicit acquisition proposals during the Transaction Solicitation Period and, following the conclusion of the Transaction Solicitation Period, in good faith facilitate and assist the Company’s discussions, negotiations, providing of information and any other permissible action with respect to possible acquisition proposals under the terms of the Merger Agreement. The amendment also shortens the notice provision for the Company’s termination of the management agreement from 180 days to 60 days’ notice at any time during the first six months following the acquisition by a third party of a majority of the Company’s stock or assets.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2012
(dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectable Accounts Written-off	Recovery of Uncollectable Accounts	Balance at End of Year

Year ended December 31, 2012
Allowance for doubtful accounts	$369	$3,172	$(3,172)	$(369)	$-

Year ended December 31, 2011
Allowance for doubtful accounts	$224	$145	$-	$-	$369

Year ended December 31, 2010
Allowance for doubtful accounts	$2	$222	$-	$-	$224

CREXUS INVESTMENT CORP.
Schedule III
Schedule of Real Estate and Accumulated Depreciation

December 31, 2012
(dollars in thousands)

											Life on which
											Depreciation in latest
				Cost Capitalized		Gross Amount at Which					Statement of Income is
		Initial Cost		Subsequent to Acquisition		Carried at Close of Period					Computed
Description	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Building	Site Improvements

Warehouse and distribution centers in Phoenix, AZ	$4,486	$2,197	$6,790	$-	$-	$2,280	$4,643	$6,923	$354	Nov. 2011	35 yrs.	2 yrs.
Warehouse and distribution centers in Phoenix, AZ	$12,114	$5,092	$19,171	$-	$-	$4,571	$18,148	$22,719	$682	Nov. 2011	35 yrs.	7 yrs.
Warehouse and distribution centers in Las Vegas NV	$2,550	$638	$4,412	$-	$-	$638	$4,515	$5,153	$104	Feb. 2012	40 yrs.	7 yrs.

	Year Ended December 31
	2012	2011
	(dollars in thousands)
Investment in real estate:
Balance at beginning of year	$33,250	$-
Additions through cash expenditures	5,050	33,250
Purchase price allocation reclasses to intangible assets	(3,505)	-

Balance at end of year(1)	$34,795	$33,250

Accumulated Depreciation:
Balance at beginning of year	$54	$-
Current year depreciation expense	1,086	54

Balance at end of year	$1,140	$54
(1) Federal income tax basis before depreciation is $38.3 million.

Schedule IV
Mortgage Loans on Real Estate
December 31, 2012
(dollars in thousands)

Property Type				Final	Payment			Carrying
Senior Debt	Location	Coupon		Maturity Date	terms	Prior liens	Face Amount	amount
Condo	NY	-	%(1)	Dec-2013	I/O		$12,973	$12,973
Retail	CO	5.58%		May-2017	30 year		17,708	15,608
Retail	IN	4.75	%(2)	Nov-2014	I/O		23,814	23,814
Industrial	TX	6.40	%(3)	Aug-2014	I/O		34,000	35,448
Retail	PA	4.50	%(4)	Aug-2015	I/O		12,500	12,500
							$100,995	$100,343
Total commercial loans

Subordinated Debt & Mezzanine
Hotel	TX	10.53%		Sep-2016	I/O	200,573	44,000	44,000
Retail	TX	11.25%		Apr-2015	30 year	74,353	27,106	27,106
Office	NY	10.00%		Jul-2021	I/O	85,000	10,000	10,000
Office	NY	10.00%		Dec-2014	Fully Amortizing	64,301	3,945	3,945
Retail	Various	7.71%		Dec-2015	Fixed paydown	594,099	45,625	42,822
Office	CA	11.13%		Oct-2014	I/O	99,756	20,000	20,000
Retail	Various	12.24%		Dec-2019	I/O	488,140	40,000	40,000
Office	GA	12.00%		Oct-2013	I/O	65,981	20,500	20,500
Office	IL	5.65%		Jan-2015	30 year	184,824	16,410	15,715
Office	IL	6.66%		Jun-2015	I/O	220,000	25,000	23,239
Office	NY	11.15%		Sep-2021	I/O	160,000	18,000	18,000
Retail	Various	11.25%		Apr-2017	25 year	406,627	87,273	87,273
Hotel	CA	12.25%		Apr-2017	I/O	44,027	8,000	8,000
Industrial	Various	11.00%		Jun-2017	I/O	100,000	50,000	50,000
Office	MD	11.20%		Aug-2017	I/O	58,370	10,130	10,130
Office	MD	11.70%		Aug-2017	I/O	57,558	9,942	9,942
Office	GA	11.00%		Jul-2015	I/O	57,500	9,000	9,000
Hotel	Various	11.50%		Dec-2019	I/O	2,520,000	25,000	25,000
Office	NY	10.00%		Oct-2018	I/O	62,000	10,000	10,000
Industrial	NY	11.50%		Jan-2018	I/O	21,500	4,000	4,000
Office	Various	11.50	%(5)	Dec-2014	I/O	641,915	92,673	92,673
Retail	IN	16.79	%(6)	Nov-2014	I/O	23,814	4,626	4,626
Hotel	NY	10.83	%(7)	Sep-2013	I/O	50,000	17,000	17,000
Hotel	NY	12.61	%(8)	Sep-2013	I/O	67,000	13,000	13,000
Office	IL	12.25	%(9)	Aug-2015	I/O	26,394	6,500	6,500
Industrial	TX	6.40	%(10)	Aug-2014	I/O	34,000	12,500	11,008
Retail	PA	11.75	%(11)	Aug-2015	I/O	12,500	6,000	6,000
						$6,420,232	$636,230	$629,479
						$6,420,232	$737,225	$729,822	(12)
				Less loan loss provision				-
								$729,822
(1) Loan on non-accrual status as of December 31, 2012.
(2) LIBOR floater +4.00%, 0.75% floor
(3) LIBOR floater +5.40%, 1.00% floor
(4) LIBOR floater +3.50%, 1.00% floor
(5) LIBOR floater +10.75%, 0.75% floor
(6) LIBOR floater +14.97%, 1.82% floor
(7) LIBOR floater +9.83%, 1.00% floor
(8) LIBOR floater +11.61%, 1.00% floor
(9) LIBOR floater +11.75%, 0.50% floor
(10) LIBOR floater +5.40%, 1.00% floor
(11) LIBOR floater +10.75%, 1.00% floor
(12) Federal income tax basis.

The following table summarizes the changes in the carrying amounts of mortgage loans during the years ended December 31, 2012, 2011 and 2010.

	December 31, 2012				December 31, 2011				December 31, 2010
	First	Subordinated	Mezzanine		First	Subordinated	Mezzanine		First	Subordinated	Mezzanine
	Mortgages	Notes	Loans	Total	Mortgages	Notes	Loans	Total	Mortgages	Notes	Loans	Total
	(dollars in thousands)
Beginning principal balance, net of allowance for loan losses	$439,712	$79,208	$317,697	$836,617	$38,152	$42,007	$95,109	$175,268	$-	$-	$39,998	$39,998
Purchases, principal balance	46,502	8,501	347,280	402,283	609,281	65,738	394,061	1,069,080	38,249	42,150	55,300	135,699
Remaining discount	(650)	(2,456)	(4,294)	(7,400)	(65,365)	(7,691)	(10,760)	(83,816)	(3,277)	(4,231)	(89)	(7,597)
Principal payments	(264,307)	(15,198)	(59,376)	(338,881)	(190,078)	(28,509)	(171,397)	(389,984)	(58)	(99)	(50)	(207)
Principal write-off	(39,788)	(6,405)	(11,000)	(57,193)	(17,602)	-	-	(17,602)	-	-	-	-
Sales	(50,000)	-	-	(50,000)	-	-	-	-	-	-	-	-
Transfers to real estate held for sale	(31,205)	(24,768)	-	(55,973)	-	-	-	-	-	-	-	-
	100,264	38,882	590,307	729,453	374,388	71,545	307,013	752,946	34,914	37,820	95,159	167,893
Recovery (allowance) for loan losses	79	72	218	369	(40)	(28)	(77)	(145)	(41)	(44)	(137)	(222)
Commercial mortgage loans held for investment	$100,343	$38,954	$590,525	$729,822	$374,348	$71,517	$306,936	$752,801	$34,873	$37,776	$95,022	$167,671

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

CREXUS INVESTMENT CORP.

Date: February 28, 2013	By: /s/ Kevin Riordan
Kevin Riordan
Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Kevin Riordan Kevin Riordan	Chief Executive Officer, President and Director (principal executive officer)	February 28, 2013
/s/ Daniel Wickey Daniel Wickey	Chief Financial Officer (principal financial and accounting officer)	February 28, 2013
/s/ Ronald Kazel Ronald Kazel	Director	February 28, 2013
/s/ Robert Eastep Robert Eastep	Director	February 28, 2013
/s/ Nancy J. Kuenstner Nancy J. Kuenstner	Director	February 28, 2013
/s/ Patrick Corcoran Patrick Corcoran	Director	February 28, 2013

S-1