Form 10-Q
period 2013-03-31
CreXus Investment Corp.
filed 2013-05-06
CIK 1467027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2013

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

Yes ☐        No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class Common Stock, $.01 par value	Outstanding at May 6, 2013 76,630,528

CREXUS INVESTMENT CORP.
FORM 10-Q

i

PART I.             FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	March 31, 2013	December 31, 2012
	(unaudited)	(1)
Assets:
Cash and cash equivalents	$164,472	$123,543
Commercial real estate loans net of allowance for loan losses ($0 and $0, respectively)
Senior	100,179	100,343
Subordinate	39,111	38,954
Mezzanine	541,354	590,525
Preferred equity held for investment	39,769	39,769
Real estate held for sale	30,077	33,511
Investment in real estate, net	33,384	33,655
Intangible assets, net	4,989	5,095
Rents receivable	325	268
Accrued interest receivable	4,946	4,957
Other assets	2,866	3,379
Total assets	$961,472	$973,999

Liabilities:
Mortgages payable	$19,150	$19,150
Participation sold (non-recourse)	13,706	13,759
Accounts payable and other liabilities	2,144	3,363
Dividends payable	19,159	24,522
Intangible liabilities, net	1,873	1,907
Investment management fees payable to affiliate	3,337	3,425
Total liabilities	59,369	66,126

Stockholders' Equity:
Common stock, par value $0.01 per share, 1,000,000,000 shares
authorized, 76,630,528 issued and outstanding	766	766
Additional paid-in-capital	890,862	890,862
Retained earnings	10,475	16,245
Total stockholders' equity	902,103	907,873
Total liabilities and stockholders' equity	$961,472	$973,999

(1) Derived from the audited financial statements at December 31, 2012.

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter Ended
	March 31, 2013	March 31, 2012

Net interest income:
Interest income	$21,056	$23,392
Interest expense	(383)	(360)
Servicing fees	(157)	(115)
Net interest income	20,516	22,917

Other income:
Miscellaneous fee income	4	349
Rental income	832	712
Total other income	836	1,061

Other expenses:
Provision for loan losses, net	-	2,803
Management fees to affiliate	3,337	3,471
General and administrative expenses	4,370	2,710
Amortization expense	106	123
Depreciation expense	270	275
Total other expenses	8,083	9,382

Income before income tax	13,269	14,596
Income tax	1	1
Net income from continuing operations	13,268	14,595

Net income (loss) from discontinued operations (net of tax expense of $255 and $295, respectively)	(499)	1,522
Gain on sale from discontinued operations	886	-
Impairment charges	(266)	-
Total income (loss) from discontinued operations	121	1,522

Net Income	$13,389	$16,117

Net income per average share-basic and diluted, continuing operations	$0.17	$0.19
Total net income per average share-basic and diluted, discontinued operations	0.00	0.02
Net income per average share-basic and diluted	$0.17	$0.21

Dividend declared per share of common stock	$0.25	$0.27

Weighted average number of shares outstanding-basic and diluted	76,630,528	76,620,112
Comprehensive income:
Net income	$13,389	$16,117
Comprehensive income	$13,389	$16,117

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)

	Common	Additional
	Stock Par	Paid-in	Retained
	Value	Capital	Earnings	Total
Balance, December 31, 2011	$766	$890,757	$35,634	$927,157
Net income	-	-	16,117	16,117
Common dividends declared, $0.27 per share	-	-	(20,688)	(20,688)
Balance, March 31, 2012	$766	$890,757	$31,063	$922,586

Balance, December 31, 2012	$766	$890,862	$16,245	$907,873
Net income	-	-	13,389	13,389
Common dividends declared, $0.25 per share	-	-	(19,159)	(19,159)
Balance, March 31, 2013	$766	$890,862	$10,475	$902,103

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For the Quarter Ended
	March 31, 2013	March 31, 2012

Cash Flows From Operating Activities:
Net income	$13,389	$16,117
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization of investment premiums and discounts	(582)	(10,922)
Amortization of origination fees and costs, net	(120)	-
Realized gain on sale of real estate held for sale	(886)	-
Provision for loan losses, net	-	2,803
Impairment charges on real estate held for sale	266	-
Unrealized (gain) loss on interest rate swap	(4)	41
Amortization of intangible assets and liabilities, net	72	123
Depreciation	270	275
Changes in operating assets:
Decrease (increase) in accrued interest receivable	11	(901)
Decrease (increase) in other assets	513	(2,119)
Decrease (increase) in rents receivable	(57)	(55)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(1,094)	407
Increase (decrease) in investment management fee payable to affiliate	(88)	(18)
Increase (decrease) in accrued interest payable	-	42
Net cash provided by (used in) operating activities	11,690	5,793
Cash Flows From Investing Activities:
Loans and preferred equity held for investment portfolio:
Purchases and advances, net of discount	(922)	(116,077)
Principal payments	50,682	194,277
Real estate portfolio:
Purchases of real estate	-	(5,050)
Sale of real estate held for sale	4,054	-
Net cash provided by (used in) investing activities	53,814	73,150
Cash Flows From Financing Activities:
Proceeds from collateralized mortgage borrowings	-	2,550
Principal repayments on participation sold	(53)	-
Dividends paid	(24,522)	(26,817)
Net cash (used in) provided by financing activities	(24,575)	(24,267)
Net increase (decrease) in cash and cash equivalents	40,929	54,676
Cash and cash equivalents at beginning of period	123,543	202,814
Cash and cash equivalents at end of period	$164,472	$257,490
Supplemental disclosure of cash flow information:
Interest paid	$159	$48
Taxes paid	$1,980	$1
Non cash investing activities:
Reclassification of loans to real estate upon deed in lieu of foreclosure	$-	$52,800
Rate and term financing	$-	$15,000
Non cash financing activities:
Common dividends declared, not yet paid	$19,159	$20,688

See notes to consolidated financial statements.

CREXUS INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2013
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

At March 31, 2013, Annaly Capital Management, Inc. (“Annaly”) owned approximately 12.4% of the Company’s common shares.  The Company is managed by Fixed Income Discount Advisory Company (“FIDAC”), an investment advisor registered with the Securities and Exchange Commission (“SEC”).  FIDAC is a wholly-owned subsidiary of Annaly.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature.

(b) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in money market accounts with original maturities less than 90 days.

(c) Commercial Real Estate Loans

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

(d) Preferred Equity Interests Held for Investment

Preferred equity interests are designated as held for investment and are carried at their outstanding principal balance, plus premiums, less discounts, which are amortized or accreted over the estimated life of the investment, less an estimated allowance for losses.

(e) Investment in Real Estate and Real Estate Held for Sale

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

The Company evaluates whether real estate acquired in connection with a foreclosure (“REO”), Uniform Commercial Code (“UCC”)/deed in lieu of foreclosure or a consensual modification of a loan (herein collectively referred to as a foreclosure) constitutes a business and whether business combination accounting is applicable. Upon foreclosure of a property, the excess of the carrying value of a loan, if any, over the estimated fair value of the property, less estimated costs to sell, is charged to provision for loan losses.

Investments in real estate, including REO, which do not meet the criteria to be classified as held for sale, are separately presented in the consolidated statements of financial condition as held for investment. Such operating real estate is reported at cost, or in the case of REO, initially at fair value, less accumulated depreciation. Once a property is determined to be held for sale, depreciation is no longer recorded. In addition, the results of operations are reclassified to income (loss) from discontinued operations in the consolidated statements of comprehensive income.

The Company's real estate portfolio (REO and real estate held for investment) is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if the Company's estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  The Company recorded an impairment of $266 thousand on real estate held for sale for the quarter ended March 31, 2013, which is recorded as a component of discontinued operations.

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

Identified Intangibles

The Company records acquired identified intangibles, which includes intangible assets (value of the above-market leases, and in-place leases) and intangible liabilities (value of below-market leases), based on estimated fair value. The value allocated to the above or below-market leases is amortized over the remaining lease term as a net adjustment to rental income.  Other intangible assets are amortized on a straight-line basis over the remaining lease term. Identified intangible assets are recorded in intangible assets, net and identified intangible liabilities are recorded in intangible liabilities, net on the consolidated statements of financial condition.  The weighted-average amortization period for intangible assets and liabilities is 7.9 years and 9.6 years as of March 31, 2013 and 8.1 years and 9.7 years as of December 31, 2012, respectively.

The following table summarizes identified intangibles as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	(dollars in thousands)
	Intangible Assets In- place Leases	Intangible Liabilities Below-market Leases	Intangible Assets In- place Leases	Intangible Liabilities Below-market Leases
Gross amount	$5,535	$(2,030)	$5,535	$(2,030)
Accumulated amortization	(546)	157	(440)	123
Net book value	$4,989	$(1,873)	$5,095	$(1,907)

The Company recorded amortization of acquired below-market leases of $34 thousand and $16 thousand for the quarters ended March 31, 2013 and 2012, respectively. Amortization of other intangible assets was $106 thousand and $123 thousand for the quarters ended March 31, 2013 and 2012, respectively.

(f) Allowance for Loan Losses

The Company evaluates the need for a loan loss reserve on its commercial real estate loans. A provision is established when the Company believes a loan is impaired, which is when it is deemed probable that the Company will be unable to collect principal and interest amounts due according to the contractual terms. A provision for credit losses related to loans , including those accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), may be established when it is probable the Company will not collect amounts contractually due or all amounts previously estimated to be collected. Management assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive landscape where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the consolidated statement of financial condition date.

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

When a loan is impaired, the amount of provision for loan loss is calculated by comparing the carrying amount of the investment to the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, to the fair value of the collateral if the loan is collateral dependent.

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

Loan performance is evaluated and loans are assigned an internal rating of “Performing Loans,” “Watch List Loans” or “Workout Loans.”  Performing Loans meet all present contractual obligations.  Watch List Loans are defined as performing or nonperforming loans for which the timing of cost recovery is under review.  Workout Loans are defined as loans for which there is likelihood that the Company may not recover its cost basis.

(g) Troubled Debt Restructuring

Real estate debt investments modified in a troubled debt restructuring ("TDR") are modifications granting a concession to a borrower experiencing financial difficulties where a lender agrees to terms that are more favorable to the borrower than is otherwise available in the current market. Management judgment is necessary to determine whether a loan modification is considered a TDR. Troubled debt that is fully satisfied via foreclosure, repossession or other transfers of assets is included in the definition of TDR. Individual, or pools of loans acquired with deteriorated credit quality that have been modified are not considered a TDR.

(h) Variable Interest Entities

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

(i) Revenue Recognition

Interest income is accrued based on the outstanding principal amount of the securities or loans and their contractual terms. Premiums and discounts associated with the purchase of the securities or loans are amortized or accreted into interest income over the projected lives of the securities or loans using the effective interest method based on the estimated recovery value.

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

(j) Income Taxes

The Company has elected and is qualified to be taxed as a REIT, and therefore it generally will not be subject to corporate federal or state income tax to the extent that the Company makes qualifying distributions to stockholders and provided the Company satisfies the REIT requirements, including certain asset, income, distribution and stock ownership tests.  If the Company fails to qualify as a REIT and does not qualify for certain statutory relief provisions, the Company would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the REIT qualification was lost.

The provisions of FASB ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company has no unrecognized tax benefits that would affect its financial position.  Consequently, no accruals for penalties or interest were recorded during the quarters ended March 31, 2013 and 2012.

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

(l) Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as loan loss provisions.  Actual results could materially differ from those estimates.

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

(o) Recent Accounting Pronouncements

Broad Transactions

Financial Services – Investment Companies (Topic 946)

In October 2011, the FASB issued proposed ASU 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements, which would amend the criteria in Topic 946 for determining whether an entity qualifies as an investment company for reporting purposes.  As proposed, this ASU would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for Real Estate Investment Trusts (REITs) from this topic.  If promulgated in its current form, this proposal may result in a material modification to the presentation of the Company’s consolidated financial statements.

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

 3. Cash and Cash Equivalents

The Company had $164.5 million and $123.5 million of cash held at independent national banking institutions at March 31, 2013 and December 31, 2012, respectively, and earned $3 thousand in interest income on the Company’s cash balances for the quarters ended March 31, 2013 and 2012, respectively.

4.  Commercial Real Estate Loans Held for Investment

The following tables represent the Company's commercial mortgage loans classified as held for investment at March 31, 2013 and December 31, 2012, which are carried at their principal balance outstanding less an allowance for loan losses:

	March 31, 2013			December 31, 2012
			Percentage			Percentage
	Outstanding	Carrying	of Loan	Outstanding	Carrying	of Loan
	Principal	Value	Portfolio(1)	Principal	Value	Portfolio(1)
	(dollars in thousands)
Senior mortgages	$100,927	$100,179	14.7%	$100,995	$100,343	13.7%
Subordinate notes	41,321	39,111	6.0%	41,410	38,954	5.6%
Mezzanine loans	545,217	541,354	79.3%	594,820	590,525	80.7%
Total	$687,465	$680,644	100.0%	$737,225	$729,822	100.0%

(1) Based on outstanding principal.

The following table represents a summary of the changes in the carrying value of the Company’s commercial real estate loans held for investment for the quarter ended March 31, 2013:

	March 31, 2013
	Senior	Subordinate	Mezzanine
	Mortgages	Notes	Loans	Total
	(dollars in thousands)
Beginning principal balance, net of allowance for loan losses	$100,995	$41,410	$594,820	$737,225
Purchases\advances, principal balance	-	-	922	922
Remaining discount	(748)	(2,210)	(3,863)	(6,821)
Principal payments	(68)	(89)	(50,525)	(50,682)
Principal write-off	-	-	-	-
Transfers to real estate held for sale	-	-	-	-
	100,179	39,111	541,354	680,644
Recovery (allowance) for loan losses	-	-	-	-
Commercial mortgage loans held for investment	$100,179	$39,111	$541,354	$680,644

At March 31, 2013 and December 31, 2012 the Company had no loans remaining in its portfolio that were acquired with evidence of a deterioration in credit quality accounted for pursuant to ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

The following table presents the accretable yield, or the amount of discount estimated to be realized over the life of the loans, and the carrying value, related to the Company’s commercial real estate loan portfolio for the quarters ended March 31, 2013 and 2012, respectively, which were accounted for pursuant to ASC Subtopic 310-30:

	Accretable Yield
	March 31, 2013		March 31, 2012
	Accretable Yield	Carrying Value of the Loans	Accretable Yield	Carrying Value of the Loans
	(dollars in thousands)
Beginning balance	$-	$-	$13,259	$257,065
Accretion	-	-	(8,030)	8,030
Collections	-	-	-	(154,000)
Disposition/transfers	-	-	(1,126)	(53,865)
Decrease in cashflow estimates	-	-	(2,933)	-
Ending balance	$-	$-	$1,170	$57,230

The following table summarizes the changes in the allowance for loan losses for the commercial mortgage loan portfolio for the three months and year ended March 31, 2013 and December 31, 2012, respectively.

	March 31, 2013	December 31, 2012
	(dollars in thousands)

Balance, beginning of period	$-	$369
Reversal	-	(369)
Provision for loan loss	-	3,172
Charge-offs	-	(3,172)

Balance, end of period	$-	$-

The following tables present certain characteristics of the Company’s commercial mortgage loan portfolio as of March 31, 2013 and December 31, 2012, respectively.

March 31, 2013
Geographic Distribution			Property
Top 5 States	Remaining Balance	% of Loans (1)	Count
(dollars in thousands)
Texas	$150,598	21.9%	167
New York	88,800	12.9%	9
Illinois	83,352	12.1%	125
Georgia	62,044	9.0%	65
California	58,832	8.6%	152

December 31, 2012
Geographic Distribution			Property
Top 5 States	Remaining Balance	% of Loans (1)	Count
(dollars in thousands)
Texas	$155,505	21.1%	170
New York	90,453	12.3%	10
Illinois	85,691	11.6%	128
Georgia	64,325	8.7%	69
California	63,461	8.6%	156

(1)	Percentages based on outstanding principal balance of the commercial real estate loan portfolio of $687.5 million and $737.2 million at March 31, 2013 and December 31, 2012, respectively.

March 31, 2013

Property Type	Number of Assets	Outstanding Principal	% of Total
	(dollars in thousands)
Retail	8	$224,383	33%
Office	13	242,609	35%
Hotel	5	107,000	15%
Industrial	4	100,500	15%
Condominium	1	12,973	2%
Total	31	$687,465	100%

December 31, 2012

Property Type	Number of Assets	Outstanding Principal	% of Total
	(dollars in thousands)
Retail	9	$264,652	36%
Office	13	252,100	34%
Hotel	5	107,000	14%
Industrial	4	100,500	14%
Condominium	1	12,973	2%
Total	32	$737,225	100%

On a quarterly basis, the Company evaluates the adequacy of its allowance for loan losses.  Based on this analysis, the Company determined that no loan loss provision is necessary as of March 31, 2013 and December 31, 2012.  At March 31, 2013, two loans were designated as Watch List.  The following table presents the loan type and internal ratings for the loans as of March 31, 2013 and December 31, 2012.

March 31, 2013

		Percentage	Internal Ratings
	Outstanding	of Loan	Performing	Watch List		Workout
Investment type	Principal	Portfolio	Loans	Loans		Loans
	(dollars in thousands)
Senior mortgages	$100,927	14.7%	$87,954	$12,973	(1)	$-
Subordinate notes	41,321	6.0%	41,321	-		-
Mezzanine loans	545,217	79.3%	501,217	44,000		-
	$687,465	100.0%	$630,492	$56,973		$-

(1) Loan on non-accrual status. Amount represents recorded investment in the loan.

December 31, 2012

		Percentage	Internal Ratings
	Outstanding	of Loan	Performing	Watch List	Workout
Investment type	Principal	Portfolio	Loans	Loans	Loans
	(dollars in thousands)
Senior mortgages	$100,995	13.7%	$88,022	$-	$12,973	(1)
Subordinate notes	41,410	5.6%	41,410	-	-
Mezzanine loans	594,820	80.7%	550,820	44,000	-
	$737,225	100.0%	$680,252	$44,000	$12,973

(1) Loan on non-accrual status. Amount represents recorded investment in the loan.

5. Preferred Equity Held for Investment

The following table represents the Company's preferred equity held for investment at March 31, 2013 and December 31, 2012, which is carried at its principal balance outstanding less an allowance for losses:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Beginning balance	$39,769	$-
Purchases, principal balance	-	39,769

Preferred equity held for investment	$39,769	$39,769

The Company had no allowance for losses related to its preferred equity investment at March 31, 2013 and December 31, 2012.

The Company’s preferred equity portfolio had a principal balance outstanding of $39.8 million as of March 31, 2013, that consisted of one investment secured by the equity in ten multifamily properties located in the suburban Baltimore and Washington, D.C. area.

6. Investment in Real Estate, Net and Real Estate Held for Sale

At March 31, 2013 and December 31, 2012, investment in real estate, net consists of the following:

	March 31, 2013	December 31, 2012
	(dollars in thousands)

Land	$7,490	$7,490
Buildings and improvements	27,304	27,305
Subtotal	34,794	34,795
Less: Accumulated depreciation	(1,410)	(1,140)
Investments in real estate, net	$33,384	$33,655

       For the quarters ended March 31, 2013, and 2012, depreciation expense was $270 thousand, and $275 thousand, respectively.

Real Estate Acquisitions

The Company did not acquire real estate during the quarter ended March 31, 2013.  During the quarter ended March 31, 2012 the Company finalized the purchase price allocation related to the following real estate acquisitions:

Date of acquisition	Type	Location	Purchase Price
			(dollars in thousands)
November 2011	Warehouse/distribution center	Phoenix, AZ	$33,250
February 2012	Warehouse	Las Vegas, NV	5,050
			$38,300

The Company estimated the fair value of the assets and liabilities at the date of acquisition.  The allocation of the purchase price for the warehouse/distribution center in Phoenix was finalized during the quarter ended March 31, 2012 and resulted in the Company recording $5.2 million in intangible assets and $1.6 million of intangible liabilities.  In connection with the acquisition during the quarter ended March 31, 2012, the Company recorded $318 thousand in intangible assets and $421 thousand of intangible liabilities.

The supplemental pro forma financial information set forth below is based upon the Company's historical consolidated statements of comprehensive income for quarter ended March 31, 2012 to give effect to the above transactions as of January 1, 2012.

	Business Combinations Actual
	For the Quarter Ended March 31,		Proforma Consolidated for
	2013	2012	The Quarter Ended March 31, 2012
	(dollars in thousands, except per share data)
Revenues	$832	$712	$23,978
Net income	$250	$120	$16,237
Net income per average common share - basic/diluted	$0.00	$0.00	$0.21

The supplemental pro forma financial information above is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred January 1, 2012, nor does it purport to represent the results of future operations.

For the quarter ended March 31, 2012, the Company acquired the following real estate in connection with a deed-in-lieu of foreclosure:

Date	Type	Location	Carrying Value of Loan at Time of REO
			(dollars in thousands)
February 2012	Hotels	Various	$55,973

Real estate acquired via deed in lieu of foreclosure during the quarter ended March 31, 2012 is classified as real estate held for sale, and is unencumbered by contractual debt obligations.  The working capital related to assets classified as held for sale is comprised of $3.9 million in current assets and $2.6 million in current liabilities at March 31, 2013.  The net working capital of $1.3 million is included in other assets in the consolidated statement of financial condition.

During the quarter ended March 31, 2012, the Company recognized a $3.2 million provision for loan loss in connection with taking possession of the collateral underlying loans via a deed in lieu of foreclosure.

Discontinued Operations

The operations of real estate classified as held for sale on the consolidated statements of financial condition are reported as discontinued operations.  The following table summarizes the components of income from discontinued operations for the quarters ended March 31, 2013 and 2012:

	Quarter Ended
	March 31, 2013	March 31, 2012
Revenue:	(dollars in thousands)
Operating income	$3,661	$6,679

Expenses:
Property operating expenses	3,905	4,862

Pretax (loss) earnings	(244)	1,817

Income tax	255	295

Total net (loss) income from discontinued operations	$(499)	$1,522

 During the quarter ended March 31, 2013 the Company recognized approximately $266 thousand of impairment charges related to two assets classified as held for sale.  The impairment charges are measured as the excess of the carrying value of the individual asset over the estimated sale price less estimated costs to sell.

Disposition of Assets Held for Sale

During the quarter ended March 31, 2013, the Company sold one hotel resulting in proceeds of approximately $4.1 million.  The sale transaction resulted in a net pre-tax gain of approximately $886 thousand.

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

The Company's financial assets and liabilities carried at fair value on a recurring basis are as follows:

	March 31, 2013

	Level 1	Level 2	Level 3
	(dollars in thousands)
Liabilities:
Interest Rate Swap	$-	$85	$-

	December 31, 2012

	Level 1	Level 2	Level 3
	(dollars in thousands)
Liabilities:
Interest Rate Swap	$-	$89	$-

Financial Asset and Liabilities Measured at Fair Value on a Non-Recurring Basis

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based upon discounted cash flows using market yields or other valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The carrying value of commercial real estate loans totaled $680.6 million and $729.8 million at March 31, 2013 and December 31, 2012, respectively.  These loans are held for investment and are recorded at amortized cost less an allowance for losses. The estimated fair value of these loans is $690.6 million and $736.6 million as of March 31, 2013 and December 31, 2012, respectively.  Such estimates take into consideration expected changes in interest rates and changes in the underlying collateral cash flows.  The fair value of commercial real estate loans is based on the loan’s contractual cash flows and estimated changes in the yield curve.  The fair value also reflects consideration of changes in credit risk since the loan was originated or purchased.

Preferred equity investments totaled $39.8 million at March 31, 2013 and December 31, 2012.  The preferred equity investment is recorded at amortized cost less an allowance for losses. The estimated fair value of this investment is $39.1 million and $39.3 million as of March 31, 2013 and December 31, 2012, respectively. The fair value of preferred equity is based on the underlying cash flows and estimated changes in the yield curve.  The fair value also reflects consideration of changes in credit risk since the time of initial investment.

The carrying value of participations sold is based on the loan’s amortized cost.  The fair value of participations sold is based on the fair value of the underlying related commercial loan.

The carrying value of mortgages payable totaled $19.2 million, and $19.2 million at March 31, 2013 and 2012, respectively.  The fair value of the Company’s mortgage loans at March 31, 2013 and 2012 totaled $19.4 million, and $19.4 million, respectively.  The fair value of mortgages payable is based on the related contractual cash flows and estimated changes in the yield curve from the time of origination.  The fair value of mortgages payable also reflects consideration of the value of the underlying collateral and changes in credit risk from the time the debt was originated.

The following table summarizes the estimated fair value for all financial assets and liabilities as of March 31, 2013 and December 31, 2012.

		March 31, 2013		December 31, 2012
		Carrying Value	Fair Value	Carrying Value	Fair Value
	Level in Fair Value	(dollars in thousands)
Financial assets:	Hierarchy
Cash and cash equivalents	1	$164,472	$164,472	$123,543	$123,543
Commercial real estate investments:
Senior	3	100,179	101,495	100,343	99,999
Subordinate	3	39,111	41,879	38,954	42,078
Mezzanine	3	541,354	547,178	590,525	594,554
Preferred equity	3	39,769	39,060	39,769	39,256

Financial liabilities:
Mortgage payable	2	19,150	19,447	19,150	19,407
Participations sold	3	13,706	14,373	13,759	14,525
Interest rate swap liability	2	85	85	89	89

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value assumptions.

Nonfinancial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Real estate held for sale totaled $30.1 million at March 31, 2013 and is recorded at its estimated fair value less costs to sell (considered to be Level 3 in the fair value hierarchy).  During the quarter ended March 31, 2013, the Company recognized impairment charges of approximately $266 thousand related to two hotels.  The fair value and related impairment of these hotels was based on an executed purchase and sale agreement.

8.  Income Taxes

For the quarter ended March 31, 2013 the Company is qualified to be taxed as a REIT.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain other requirements including certain asset, income and stock ownership tests. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.  It is assumed that the Company will retain its REIT status by complying with the REIT regulations and distribution requirements in the future. The state and city tax jurisdictions for which the Company is subject to tax filing obligations recognize the Company’s status as a REIT.  In December of 2011, the Company created a taxable REIT subsidiary (“TRS”) to hold those assets which represent non-qualified REIT assets.

During the quarters ended March 31, 2013 and 2012, the Company recorded estimated federal and state income tax expense related to earnings of its TRS in the amount of $309 thousand and $295 thousand, respectively, which is primarily attributable to income from discontinued operations of hotels acquired during 2012 via deed in lieu of foreclosure.  This amount is recorded as a component of net income (loss) from discontinued operations in the accompanying consolidated statement of comprehensive income.

The Company files tax returns in several U.S. jurisdictions, including New York State and New York City.  The 2009 through 2011 tax years remain open to U.S. federal, state and local tax examinations.

During February of 2012 the Company took possession of a portfolio of hotels in connection with a deed-in-lieu of foreclosure and recorded a deferred tax asset (“DTA”) of approximately $900 thousand for the difference between the tax and GAAP basis of the related assets.  At that time the Company recorded a valuation allowance against the entire DTA due to uncertainty regarding the Company’s ability to realize the DTA.  During the fourth quarter of 2012, based on updated available information, the Company determined that the remaining DTA, as reduced during the year for sales of hotels, was realizable, and the Company reversed the entire remaining valuation allowance of approximately $600 thousand.  This resulted in the recognition of an income tax benefit of approximately $600 thousand during the fourth quarter of 2012, which is recorded as a component of net income (loss) from discontinued operations in the consolidated statement of comprehensive income.

During the quarter ended March 31, 2013, the DTA was increased by $54 thousand as a result of the sale of a hotel and the recognition of impairment on two of the remaining unsold hotels during the quarter.  This resulted in the recognition of a net $54 thousand income tax benefit during the quarter ended March 31, 2013, which is recorded as a component of net income (loss) from discontinued operations in the consolidated statement of comprehensive income.

9.  Common Stock

During the quarter ended March 31, 2013, the Company declared dividends to common shareholders totaling $19.2 million or $0.25 per share which was paid to shareholders on April 25, 2013.  During the quarter ended March 31, 2012, the Company declared dividends to common shareholders totaling $20.7 million or $0.27 per share which was paid to shareholders on April 26, 2012.   Dividends declared and paid to common shareholders for the quarters ended March 31, 2013 and 2012 are expected to be characterized as ordinary income for federal tax purposes.

10.  Equity Incentive Plan

The Company has adopted an equity incentive plan to provide incentives to its independent directors, employees of FIDAC and its affiliates, including Annaly, and other service providers to stimulate their efforts toward the Company’s continued success, long-term growth and profitability and to attract, reward and retain personnel.  The equity incentive plan is administered by the compensation committee of the board of directors.  Unless terminated earlier, the equity incentive plan will terminate in 2019, but will continue to govern unexpired awards.  The equity incentive plan provides for grants of restricted common stock and other equity-based awards up to an aggregate amount, at the time of the award, of (i) 2.5% of the issued and outstanding shares of the Company’s common stock less (ii) 250,000 shares, subject to an aggregate ceiling of 25,000,000 shares available for issuance under the plan.

The Company issued approximately 10,000 shares, approximating $105 thousand, to the independent members of the Board of Directors during the year ended December 31, 2012.  The shares were granted and vested on May 24, 2012.

The independent directors of the Company receive fees for their service as a director of the Company or as the chairman of the Board or a Board committee. Any member of the Board who is also an employee of the Manager is not considered independent and does not receive additional compensation for serving on the Board.  For 2012, the equity compensation portion of the compensation for serving on the Board consisted of an equity grant of in the form of deferred stock units with a value of $35,000 per independent director.  For 2013, the equity compensation portion of the compensation for serving on the Board will be a $50,000 equity grant per independent director; however, any equity-based compensation will be settled in cash at the closing of the Merger (as defined below), if applicable.

11.  Debt Obligations

The Company has two first mortgages outstanding with aggregate principal balances as of March 31, 2013 and December 31, 2012 as follows:

			Outstanding Balance
Maturity	Type	Fixed Interest rate/spread over 1 Month LIBOR (1)	March 31, 2013	December 31, 2012
			(dollars in thousands)
2016	Fixed	3.50	$16,600	$16,600

2017 (2)	Variable	2.20	2,550	2,550
			$19,150	$19,150

(1) Applicable for variable rate loans.
(2) The Company has entered into an interest rate swap to hedge against increases in interest rates. Refer to footnote 15 for more detail.

The first mortgages are collateralized by two distribution/warehouse centers.  Interest expense relating to the mortgages payable, including amortized mortgage costs and the effect of the interest rate swap associated with one loan, for the quarters ended March 31, 2013 and 2012 was $173 thousand and $186 thousand, respectively.

12.  Management Agreement and Related Party Transactions

Management Agreement

The Company has entered into a management agreement with FIDAC, a wholly owned subsidiary of Annaly, which provides for an initial term through December 31, 2013 with an automatic one year extension option and is subject to certain termination rights.  The Company pays FIDAC a quarterly management fee equal to 1.50% per annum of its stockholders’ equity which is equal to the sum of net proceeds from any issuance of the Company’s equity securities since inception, consolidated retained earnings (excluding non-cash equity compensation), less any amount the Company pays for repurchases of its common stock, unrealized gains, or losses or other items that do not affect realized income, as adjusted to exclude one-time events pursuant to changes in GAAP and certain non-cash charges of the Company.  Management fees accrued and subsequently paid to FIDAC were $3.3 million, and $3.4 million, respectively, for the quarters ended March 31, 2013 and 2012.

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

Amendment to the Management Agreement

On January 30, 2013, the Company and FIDAC entered into an amendment to the management agreement pursuant to which, FIDAC has agreed to, among other things, in good faith facilitate and assist the Company in its efforts to actively seek and solicit acquisition proposals during the Transaction Solicitation Period (as defined in the Merger Agreement (as defined below)) and, following the conclusion of the Transaction Solicitation Period, in good faith facilitate and assist the Company’s discussions, negotiations, providing of information and any other permissible action with respect to possible acquisition proposals under the terms of the Merger Agreement. The amendment also shortens the notice provision for the Company’s termination of the management agreement from 180 days to 60 days’ notice at any time during the first six months following the acquisition by a third party of a majority of the Company’s stock or assets.

Agreement and Plan of Merger

 On January 30, 2013, the Company entered into the Agreement and Plan of Merger (or the Merger Agreement), among the Company, Annaly and CXS Acquisition Corporation (a wholly-owned subsidiary of Annaly) (or Acquisition), pursuant to which, among other things, Acquisition would commence a tender offer (or the Offer) to purchase all of the outstanding shares of the Company’s common stock, par value $0.01 per share (or the Shares), that Acquisition or Annaly did not own at a price per share of $13.05206, which reflects a price of $13.00 in cash, plus a cash payment to reflect a pro-rated quarterly dividend for the quarter in which the Offer was consummated, subject to the terms and conditions set forth in the Merger Agreement.

As of March 31, 2013 and December 31, 2012 Annaly owned approximately 12.4% of the Company’s outstanding shares.

RCap Securities Inc.

The Company uses RCap Securities, Inc. (“RCap”), a SEC registered broker-dealer and a wholly-owned subsidiary of Annaly, to settle trades.  RCap receives customary, market-based fees and charges in return for such services.   For the periods ended March 31, 2013 and 2012 the Company paid RCap approximately $9 thousand and $8 thousand, respectively, for its services.

13.  Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required under ASC 450, Contingencies, as of March 31, 2013 and December 31, 2012.

The Company agreed to pay the underwriters of the Company’s initial public offering $0.15 per share for each share sold in the initial public offering if during any full four calendar quarter period during the 24 full calendar quarters after the Company’s initial public offering certain performance hurdles were met.  During the year ended December 31, 2012 the Company paid the underwriters $2.0 million, representing the full amount due, as a result of meeting the required hurdle.

The Special Committee of the Board of Directors of the Company has retained Lazard Frères & Co LLC (“Lazard”) to act as the sole investment banker to the Special Committee of the Board of Directors of the Company with respect to a variety of matters, including without limitation any transaction in which the Company engages in a merger, sale, divestiture, spinoff or liquidation of the Company (a “Transaction”).  The Company has agreed to pay Lazard a fee for such services in the amount of 0.65% of the aggregate consideration (as defined in Lazard’s engagement letter) in the Transaction, $250,000 of which was paid to Lazard as a retainer, $1,500,000 of which was paid to Lazard upon the rendering of Lazard’s opinion and the remainder of which is contingent upon the closing of the Transaction.

14.  Participations Sold

Participations sold represent interests in loans that the Company purchased and subsequently sold to third-parties that did not qualify as sales under ASC 860, Transfers. The Company presents these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. Generally, participations sold are recorded as assets and liabilities in equal amounts on the consolidated statements of financial condition, and an equivalent amount of interest income and interest expense is recorded on the consolidated statements of comprehensive income. However, impaired loan assets, if any, must be reduced through the provision for loans losses while the associated non-recourse liability cannot be reduced until the participation has been contractually extinguished.  This can result in a difference between the loan participations sold asset and liability.  The Company has no economic exposure to these liabilities.

The following table summarizes the Company’s participations sold assets and liabilities as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Participations sold assets
Gross carrying value	$13,706	$13,759
Less: Provision for loan losses	-	-
Net book value of assets	$13,706	$13,759

Liabilities
Net book value of liabilities	$13,706	$13,759
Net impact to shareholders' equity	$-	$-

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

As of March 31, 2013 and December 31, 2012, the Company had one interest rate swap outstanding which has not been designated as a hedging instrument for accounting purposes.

The following table presents the fair value of the Company's derivative instrument, its classification on the consolidated statements of financial condition and the consolidated statement of comprehensive income as of March 31, 2013, and the amount of income (expense) recognized during the year ended December 31, 2012:

	Location in Consolidated Statements of Financial Condition	Location in Consolidated Statements of Comprehensive Income	Notional Amount	Fair Value Net Asset (Liability)	Interest Income (Expense) on Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
March 31, 2013	Accounts payable and other liabilities	Interest Expense	2,550	(85)	(5)	(85)

December 31, 2012	Accounts payable and other liabilities	Interest Expense	2,550	(89)	(29)	(89)

The Company's counterparty held no cash margin as collateral against the Company's derivative contract as of March 31, 2013 and December 31, 2012.

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

16. Stockholders' Equity

Earnings Per Share

Earnings per share for the quarters ended March 31, 2013 and 2012, respectively, are computed as follows:

	For the Quarter Ended

	March 31, 2013	March 31, 2012
	(dollars in thousands)
Numerator:
Net income	$13,389	$16,117
Effect of dilutive securities:	-	-
Dilutive net income available to stockholders	$13,389	$16,117

Denominator:
Weighted average shares available to common stockholders	76,630,528	76,620,112
Weighted Average Dilutive Shares	-	-
Net income per average share attributable to common stockholders - Basic/Diluted	$0.17	$0.21

17. Segment Reporting

ASC 280, Segment Reporting (ASC 280), establishes the manner in which public entities report information about operating segments in annual and interim financial reports issued to shareholders.  ASC 280 defines a segment as a component of an enterprise about which separate financial information is available and that is evaluated regularly to allocate resources and assess performance. The Company conducts its business through two segments: debt investments and investment in real estate. For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.  The quarter ended December 31, 2011 is the first quarter the Company was required to report more than one segment due to the purchase of two warehouse and distribution facilities in Arizona.  Below are the operating results for the quarters ended March 31, 2013 and 2012, respectively.

	For the Quarter Ended March 31, 2013

	Corporate/ Unallocated	Debt Investments	Real Estate Investments	Consolidated Total
			(dollars in thousands)
Net interest income:
Interest income	$-	$21,056	$-	$21,056
Interest expense	-	(209)	(174)	(383)
Servicing fees	-	(157)	-	(157)
Net interest income (expense)	-	20,690	(174)	20,516

Other income:
Miscellaneous fee income	-	4	-	4
Rental income	-	-	832	832
Total other income	-	4	832	836

Other expenses:
Management fees to affiliate	3,337	-	-	3,337
General and administrative expenses	4,128	7	235	4,370
Amortization Expense	-	-	106	106
Depreciation expense	-	-	270	270
Total other expenses	7,465	7	611	8,083

Net (loss) income before income tax	(7,465)	20,687	47	13,269

Income tax	1	-	-	1

(Loss) income from continuing operations	(7,466)	20,687	47	13,268

Net (loss) income from discontinued operations (net of tax expense of $255)	-	-	(499)	(499)
Gain on sale from discontinued operations	-	-	886	886
Impairment charges	-	-	(266)	(266)
Total (loss) income from discontinued operations	-	-	121	121

Net (loss) income	$(7,466)	$20,687	$168	$13,389

Total assets	$491	$881,964	$79,017	$961,472

	For the Quarter Ended March 31, 2012

	Corporate/ Unallocated	Debt Investments	Real Estate Investments	Consolidated Total
			(dollars in thousands)
Net interest income:
Interest income	$-	$23,392	$-	$23,392
Interest expense	-	(174)	(186)	(360)
Servicing fees	-	(115)	-	(115)
Net interest income (expense)	-	23,103	(186)	22,917

Other income:
Rental income	-	-	712	712
Miscellaneous fee income	-	349	-	349
Total other income	-	349	712	1,061

Other expenses:
Provision loan losses, net	-	2,803	-	2,803
Management fees to affiliate	3,471	-	-	3,471
General and administrative expenses	1,229	1,379	102	2,710
Depreciation expense	-	-	275	275
Amortization Expense	-	-	123	123
Total other expenses	4,700	4,182	500	9,382

Net (loss) income before income tax	(4,700)	19,270	26	14,596

Income tax	1	-	-	1

(Loss) income from continuing operations	(4,701)	19,270	26	14,595

Net (loss) income from discontinued operations (net of tax expense of $295)	-	-	1,522	1,522

Net (loss) income	$(4,701)	$19,270	$1,548	$16,117

Total assets	$618	$887,726	$99,047	$987,391

18. Subsequent Events

Pursuant to the terms of the Merger Agreement, on March 18, 2013, Annaly commenced the Offer to purchase all of the outstanding shares that Acquisition or Annaly did not own at a price per share of $13.05206, which reflects a price of $13.00 in cash, plus a cash payment to reflect a pro-rated quarterly dividend for the quarter in which the Offer was consummated, subject to the terms and conditions set forth in the Merger Agreement.

The Offer expired at 5:00 p.m., New York City Time on April 16, 2013.  The depository for the Offer has advised Annaly and Acquisition that, as of such time, an aggregate of approximately 55,225,336 Shares were tendered into, and not withdrawn from, the Offer (including 2,318,138 Shares tendered by notices of guaranteed delivery) representing approximately 82.3% of the outstanding Shares not previously held by Annaly.  Acquisition accepted for payment all Shares that were validly tendered and not properly withdrawn, and payment was made promptly, in accordance with the terms of the Offer.  The depository subsequently informed the Company that only 2,153,224 of the 2,318,138 Shares tendered by notices of guaranteed delivery were actually delivered.  This resulted in a total number of 55,060,422 Shares being tendered into, and not withdrawn from, the Offer representing approximately 82.1% of the outstanding Shares not previously held by Annaly.

Following the expiration of the Offer, Acquisition exercised the percentage increase option, pursuant to the terms of the Merger Agreement, to purchase directly from the Company the number of Shares that represent the number of Shares sufficient, when added to the number of Shares purchased by Acquisition in the Offer, to give Acquisition ownership of one Share more than 90% of the Company’s then outstanding Shares.

Acquisition will be merged with and into the Company in a transaction in which each share of the Company's common stock that was not tendered, except shares owned by the Company or Acquisition, will be converted into the right to receive $13.05206, in cash, subject to any required withholding taxes.  Because Annaly will own, through Acquisition, more than 90% of the stock of the Company, the merger will not have to be approved by the Company’s stockholders. The Company intends to complete the merger with Acquisition on May 23, 2013.

As of May 6, 2013, Annaly, through Acquisition, owns approximately 84.3% of the Company’s outstanding shares.

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

Except where expressly stated otherwise, forward-looking statements contained in this report do not reflect changes to our business, financial condition, liquidity, results of operations, plans and objectives that may occur as a result of the closing of the Merger Agreement (as defined below) with Annaly Capital Management, Inc.

All references to “we,” “us,” or “our” mean CreXus Investment Corp. and all entities owned by us, except where it is made clear that the term means only the parent company.

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

Agreement and Plan of Merger

 On January 30, 2013, the Company entered into the Agreement and Plan of Merger (or the Merger Agreement), among the Company, Annaly and CXS Acquisition Corporation (a wholly-owned subsidiary of Annaly) (or Acquisition), pursuant to which, among other things, Acquisition would commence a tender offer (or the Offer) to purchase all of the outstanding shares of the Company’s common stock, par value $0.01 per share (or the Shares), that Acquisition or Annaly did not own at a price per share of $13.05206, which reflects a price $13.00 in cash, plus a cash payment to reflect a pro-rated quarterly dividend for the quarter in which the Offer was consummated, subject to the terms and conditions set forth in the Merger Agreement.

Pursuant to the terms of the Merger Agreement, Annaly commenced the Offer on March 18, 2013.  The Offer expired at 5:00 p.m., New York City Time on April 16, 2013.  The depository for the Offer has advised Annaly and Acquisition that, as of such time, an aggregate of approximately 55,225,336 Shares were tendered into, and not withdrawn from, the Offer (including 2,318,138 Shares tendered by notices of guaranteed delivery) representing approximately 82.3% of the outstanding Shares not previously held by Annaly.  Acquisition accepted for payment all Shares that were validly tendered and not properly withdrawn, and payment was made promptly, in accordance with the terms of the Offer.  The depository subsequently informed the Company that only 2,153,224 of the 2,318,138 Shares tendered by notices of guaranteed delivery were actually delivered.  This resulted in a total number of 55,060,422 Shares being tendered into, and not withdrawn from, the Offer representing approximately 82.1% of the outstanding Shares not previously held by Annaly.

Following the expiration of the Offer, Acquisition exercised the percentage increase option, pursuant to the terms of the Merger Agreement, to purchase directly from the Company the number of Shares that represented the minimum number of Shares sufficient, when added to the number of Shares purchased by Acquisition in the Offer, to give Acquisition ownership of one Share more than 90% of the Company’s then outstanding Shares.

Acquisition will be merged with and into the Company in a transaction in which each share of the Company common stock that was not tendered, except shares owned by the Company or Acquisition, will be converted into the right to receive $13.05206, in cash, subject to any required withholding taxes.  Because Annaly will own, through Acquisition, more than 90% of the stock of the Company, the merger will not have to be approved by the Company’s stockholders. The Company intends to complete the merger with Acquisition on May 23, 2013.

As of May 6, 2013, Annaly, through Acquisition, owns approximately 84.3% of the Company’s outstanding shares.

Our Investment Strategy

●	Commercial Mortgage Loans:

o	A-Notes and other first mortgage loans that are secured by commercial and multifamily properties

o	Construction loans

●	Subordinated Debt and Preferred Equity:

o	B-Notes, C-Notes, and other subordinated notes

o	Mezzanine loans

o	Loan participations

o	Preferred equity

●	Commercial Real Property:

o	Office buildings

o	Hotels

o	Retail

o	Industrial

o	Multifamily

o	Residential condominiums

o	Other commercial real property including land

●	Commercial Mortgage-Backed Securities, or CMBS:

o	CMBS rated AAA through BBB

o	CMBS that are rated below investment grade or are non-rated

●	Other Commercial Real Estate Assets:

o	Debt and equity tranches of CRE CDOs

o	Loans to real estate companies including REITs and REOCs

o	Commercial real estate securities

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

Based upon the review, loans are assigned an internal rating of Performing Loans, Watch List Loans or Workout Loans.   Loans that are deemed Performing Loans meet all present contractual obligations.  Watch List Loans are defined as performing or nonperforming loans for which the timing of cost recovery is under review.  Workout Loans are defined as loans for which there is likelihood that we may not recover our cost basis.

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

Investment Activities

At March 31, 2013, our investment portfolio consisted of $680.6 million of loans, $39.8 million of preferred equity and $66.6 million of equity investments in real estate, which includes real estate held for sale and is net of intangible assets and liabilities relating to the purchase price allocation of the investment in real estate of $3.1 million.

The following table summarizes certain characteristics of our investment portfolio at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Commercial Real Estate Debt and Preferred Equity Portfolio	(dollars in thousands)
Commercial real estate debt and preferred equity investment portfolio	$720,413	$769,591
Participation sold	13,706	13,759
Fixed-rate investments as percentage of portfolio	70%	71%
Adjustable rate investments as percentage of portfolio	30%	29%
Fixed-rate investments
Commercial real estate debt as percentage of fixed-rate assets	92%	93%
Commercial preferred equity as percentage of fixed-rate assets	8%	7%
Adjustable rate investments
Commercial mortgage loans as percentage of adjustable-rate assets	100%	100%
Weighted average yield on interest earning assets at period-end	10.41%	10.56%

Real Estate Properties Portfolio including Real Estate Held for Sale
Real estate investment at period-end (1)	$66,577	$70,354
Financing on real estate	$19,150	$19,150
Annualized yield on real estate investment portfolio at period end (2)	0.97%	9.55%
Weighted average cost of funds on real estate investment financing(3)	3.49%	3.49%

(1)
Includes $30.1 million and $33.5 million in real estate held for sale at March 31, 2013 and  December 31, 2012, respectively.  Also includes related net intangible assets in excess of liabilities associated with purchase price allocation.

(2)	Impairment charges and gain or loss on sales related to discontinued operations were not annualized for purposes of determining the yield on real estate investment portfolio.
(3)	Includes the effect of the interest rate swap and excludes the effect of the change in market value of the interest rate swap for the quarters ended March 31, 2013 and December 31, 2012.

The following table represents our commercial real estate loan and preferred equity portfolio at March 31, 2013:

Commercial Real Estate Loans and Preferred Equity
March 31, 2013
(dollars in thousands)

Property Type				Stated	Payment		Carrying
Senior Debt	Location	Coupon		Maturity Date	Terms	Face Amount	Amount
Condo	NY	-	%(1)	Dec-13	I/O	$12,973	$12,973
Retail	CO	5.58%		May-17	30 year	17,640	15,648
Retail	IN	4.75%		Nov-14	I/O	23,814	23,814
Industrial	TX	6.40%		Aug-14	I/O	34,000	35,244
Retail	PA	4.50%		Aug-15	I/O	12,500	12,500
Commercial mortgage loans: weighted average coupon		4.81%		Commercial mortgage loans total		$100,927	$100,179

Subordinate and Mezzanine debt (2)

Hotel	TX	10.53%		Sep-16	I/O	$44,000	$44,000
Retail	TX	11.25%		Apr-15	30 year	27,072	27,072
Office	NY	10.00%		Jul-21	I/O	10,000	10,000
Office	NY	10.00%		Dec-14	Fully Amortizing	3,493	3,493
Retail	Various	7.71%		Dec-15	Fixed paydown	45,475	42,900
Office	CA	11.13%		Oct-14	I/O	20,000	20,000
Office	GA	12.17%		Oct-13	I/O	20,500	20,500
Office	IL	5.64%		Jan-15	30 year	16,321	15,703
Office	IL	6.66%		Jun-15	I/O	25,000	23,408
Office	NY	11.15%		Sep-21	I/O	18,000	18,000
Retail	Various	11.25%		Apr-17	25 year	87,103	87,103
Hotel	CA	12.25%		Apr-17	I/O	8,000	8,000
Industrial	Various	11.15%		Jun-17	I/O	50,000	50,000
Office	MD	11.20%		Aug-17	I/O	10,130	10,130
Office	MD	11.70%		Aug-17	I/O	9,942	9,942
Office	GA	11.00%		Jul-15	I/O	9,000	9,000
Hotel	Various	11.50%		Dec-19	I/O	25,000	25,000
Office	NY	10.00%		Oct-18	I/O	10,000	10,000
Industrial	NY	11.50%		Jan-18	I/O	4,000	4,000
Office	Various	11.50%		Dec-14	I/O	82,953	82,953
Retail	IN	16.22%		Nov-14	I/O	4,779	4,779
Hotel	NY	10.83%		Sep-13	I/O	17,000	17,000
Hotel	NY	12.61%		Sep-13	I/O	13,000	13,000
Office	IL	12.25%		Aug-15	I/O	7,270	7,270
Industrial	TX	6.40%		Aug-14	I/O	12,500	11,212
Retail	PA	11.75%		Aug-15	I/O	6,000	6,000
Subordinate and mezzanine debt: weighted average coupon		10.57%		Subordinate and mezzanine debt total		$586,538	$580,465
Total debt portfolio: weighted average coupon		9.73%		Total debt portfolio		$687,465	$680,644

Preferred Equity
Multi-Family PE	MD	11.00%		Aug-22	I/O	$39,769	$39,769
Commercial real estate debt and preferred equity portfolio: weighted average coupon		9.80%		Total commercial real estate debt and prefered equity portfolio		$727,234	$720,413

(1) Loan on non-accrual status as of March 31, 2013.
(2) Subject to prior liens.

Results of Operations

Net Income Summary

Our net income for the quarter ended March 31, 2013 was $13.4 million, or $0.17 per average common share, as compared to $16.1 million or $0.21 per average common share for the quarter ended March 31, 2012.  We attribute the decrease in net income for the quarter ended March 31, 2013 to a decrease in net interest income of $2.4 million,  a $1.7 million increase in general & administrative expenses, a $1.4 million decrease related to the net results of components of discontinued operations, which were partially offset by a decrease in the provision for loan loss of $2.8 million.  The table below presents the Consolidated Statements of Operations and Comprehensive Income for the quarters ended March 31, 2013 and 2012:

CREXUS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except share and per share data)
(unaudited)

	For the Quarter Ended
	March 31, 2013	March 31, 2012

Net interest income:
Interest income	$21,056	$23,392
Interest expense	(383)	(360)
Servicing fees	(157)	(115)
Net interest income	20,516	22,917

Other income:
Miscellaneous fee income	4	349
Rental income	832	712
Total other income	836	1,061

Other expenses:
Provision for loan losses, net	-	2,803
Management fees to affiliate	3,337	3,471
General and administrative expenses	4,370	2,710
Amortization expense	106	123
Depreciation expense	270	275
Total other expenses	8,083	9,382

Income before income tax	13,269	14,596
Income tax	1	1
Net income from continuing operations	13,268	14,595

Net income (loss) from discontinued operations (net of tax expense of $255 and $295, respectively)	(499)	1,522
Gain on sale from discontinued operations	886	-
Impairment charges	(266)	-
Total income (loss) from discontinued operations	121	1,522

Net Income	$13,389	$16,117

Net income per average share-basic and diluted, continuing operations	$0.17	$0.19
Total net income per average share-basic and diluted, discontinued operations	0.00	0.02
Net income per average share-basic and diluted	$0.17	$0.21

Dividend declared per share of common stock	$0.25	$0.27

Weighted average number of shares outstanding-basic and diluted	76,630,528	76,620,112
Comprehensive income:
Net income	$13,389	$16,117
Comprehensive income	$13,389	$16,117

Interest Income and Average Earning Asset Yield

We had average interest-earning assets of $748.8 million and $689.2 million for the quarters ended March 31, 2013 and 2012, respectively.  Average interest-earning assets for the quarter ended March 31, 2013 increased when compared to March 31, 2012 primarily as a result of funding loans during the year ended December 31, 2012. Our interest income, net of service fees, was $20.9 million and $23.3 million for the quarters ended March 31, 2013 and 2012, respectively. The yield on our portfolio, excluding cash, was 11.16% and 13.51% for the quarters ended March 31, 2013 and 2012, respectively.  Interest income decreased $2.4 million during the quarter ended March 31, 2013 primarily due to a net decrease in accretion of $10.3 million, partially offset by an increase of coupon of $8.0 million.

Interest Expense and the Cost of Funds

We had average interest bearing liabilities (including participation sold) of $33.1 million and $31.7 million for the quarters ended March 31, 2013 and 2012, respectively.  Total interest expense, which includes the change in market value of the interest rate swap, totaled $383 thousand and $360 thousand for the quarters ended March 31, 2013 and 2012, respectively.  Our average cost of funds, including the change in market value of the interest rate swap, was 4.63% and 4.55% for quarters ended March 31, 2013 and 2012, respectively.  Our interest expense increased $23 thousand for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 primarily due to interest expense related to the participation sold.

Net Interest Income

Our net interest income, which equals interest income less interest expense and servicing fees, totaled $20.5 million and $22.9 million for the quarters ended March 31, 2013 and 2012, respectively.  Our net interest income for the quarter ended March 31, 2013 decreased by $2.4 million primarily due to a net decrease in accretion of $10.3 million, partially offset by an increase of coupon income of $8.0 million as compared to the quarter ended March 31, 2012. Our net interest spread was 6.53% and 8.96% for the quarters ended March 31, 2013 and 2012, respectively. For the quarter ended March 31, 2013, the decrease in net interest spread is primarily due to the decrease in the overall yield of the portfolio and an increase in the average cost of funds for the quarter ended March 31, 2013 when compared to the quarter ended March 31, 2012.

The table below summarizes our average interest-earning assets held, interest earned on assets, yield on average interest-earning assets, average balance of interest bearing liabilities, interest expense, average cost of funds, net interest income, and net interest rate spread for the periods presented.

Net Interest Income
(Ratios have been annualized, dollars in thousands)
			Yield on
	Average		Average	Average				Net
	Interest-Earning	Interest	Interest	Interest		Average	Net	Interest
	Assets	Earned on	Earning	Bearing	Interest	Cost	Interest	Rate
	Held (1)(2)	Assets (1)(2)(3)	Assets (1)(2)(3)	Liabilities (3)	Expense (3)	of Funds (3)	Income	Spread
For the quarter ended March 31, 2013	$748,832	$20,896	11.16%	$33,056	$383	4.63%	$20,516	6.53%
For the year ended December 31, 2012	$705,607	$88,013	12.47%	$26,137	$1,138	4.35%	$86,893	8.12%
For the quarter ended December 31, 2012	$746,642	$20,245	10.85%	$26,422	$281	4.24%	$19,964	6.61%
For the quarter ended September 30, 2012	$747,049	$26,816	14.36%	$19,150	$187	3.92%	$26,629	10.44%
For the quarter ended June 30, 2012	$638,619	$17,689	11.08%	$27,392	$310	4.52%	$17,382	6.56%
For the quarter ended March 31, 2012	$689,210	$23,270	13.51%	$31,656	$360	4.55%	$22,916	8.96%

(1) Excludes cash and cash equivalents.
(2) Includes non-recourse participation sold and corresponding related asset, interest income and expense.
(3) Net of servicing fees.

Rental Income

Our rental income for the quarters ended March 31, 2013 and 2012 was $832 thousand and $712 thousand, respectively.  The increase in rental income during the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 is due to a full quarter of rental income from the Nevada property and a new lease for one of the Arizona properties.

Management Fee and General and Administrative Expenses

We paid FIDAC management fees of $3.3 million and $3.5 million for the quarters ended March 31, 2013 and 2012, respectively.  The decrease is due primarily to the decrease in equity (as defined) that is the basis of the management fee calculation for the quarter ended March 31, 2012.

General and administrative, or G&A, expenses were $4.4 million and $2.7 million for the quarters ended March 31, 2013 and 2012, respectively.   The increase is primarily attributable to legal and consulting costs associated with the potential merger with Annaly.

Total management fee and G&A expenses as a percentage of average total assets, excluding provision for loan losses, depreciation and amortization, were 3.19% and 2.50% for the quarters ended March 31, 2013 and 2012, respectively.  The increase is primarily attributable to legal and consulting costs associated with the potential merger with Annaly.

Currently, FIDAC has waived its right to require us to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of FIDAC and its affiliates required for our operations.

The table below shows our total management fee and G&A expenses as a percentage of average total assets and average equity for the periods presented.

Management Fees and G&A Expenses Ratios
(Ratios have been annualized, dollars in thousands)

		Total Management	Total Management
	Total Management	Fee and G&A	Fee and G&A
	Fee and G&A	Expenses/Average	Expenses/Average
	Expenses	Total Assets	Equity
For the quarter ended March 31, 2013	$7,707	3.19%	3.41%
For the year ended December 31, 2012	$20,435	2.10%	2.23%
For the quarter ended December 31, 2012	$4,875	2.01%	2.14%
For the quarter ended September 30, 2012	$4,773	1.97%	2.07%
For the quarter ended June 30, 2012	$4,606	1.88%	2.00%
For the quarter ended March 31, 2012	$6,181	2.50%	2.67%

Net Income and Return on Average Equity

Our net income was $13.4 million for the quarter ended March 31, 2013 as compared to net income of $16.1 million for the quarter ended March 31, 2012.  The decrease in net income for the quarter ended March 31, 2013 is primarily due to the net decrease in accretion income of $10.3 million as well as an increase in G&A expenses of $1.7 million relating to the potential merger with Annaly, partially offset by an increase of coupon of $8.0 million due to an increase in average interest-earning assets as compared to the quarter ended March 31, 2012. During the quarter ended March 31, 2012 we recognized a net $2.8 million provision for loan losses.  No provision for loan losses was recognized for the quarter ended March 31, 2013.  During the quarter ended March 31, 2013 total income (loss) from discontinued operations decreased by $1.4 million primarily due to a decrease of income from discontinued operations, net of tax expense, of $2.0 million as compared to the quarter ended March 31, 2012.  During the quarter ended March 31, 2013, the Company recognized an impairment charge of $266 thousand as a component of discontinued operations with no comparable amounts for the quarter ended March 31, 2012. The net loss from discontinued operations is partially offset by a gain on sale of a property held for sale of $886 thousand.  The table below summarizes our net interest income, fee income, rental income, total expenses, realized gains (losses), and net income from discontinued operations each as a percentage of average equity for the periods presented.  The table also highlights the return on average equity for the periods presented.

Components of Return on Average Equity
(Ratios have been annualized)
						Net Income on
	Net Interest	Fee	Rental	Total	Realized	Discontinued	Return
	Income/	Income/	Income/	Expenses(1)/	Gains (Losses)/	Operations/(2)	on
	Average	Average	Average	Average	Average	Average	Average
	Equity	Equity	Equity	Equity	Equity	Equity	Equity
For the quarter ended March 31, 2013	9.07%	0.00%	0.37%	(3.58%)	0.00%	0.05%	5.92%
For the year ended December 31, 2012	9.49%	0.04%	0.34%	(2.71%)	(0.06%)	0.65%	7.75%
For the quarter ended December 31, 2012	8.76%	0.00%	0.36%	(2.31%)	0.00%	1.04%	7.85%
For the quarter ended September 30, 2012	11.57%	0.00%	0.35%	(2.24%)	0.00%	0.15%	9.83%
For the quarter ended June 30, 2012	7.54%	0.00%	0.35%	(2.18%)	(0.23%)	0.75%	6.23%
For the quarter ended March 31, 2012	9.91%	0.15%	0.31%	(4.06%)	0.00%	0.66%	6.97%

(1) Includes provision for loan loss, depreciation and amortization.
(2) Includes net income or loss, gain on sale and impairment charges related to discontinued operations.

Discontinued Operations

We recorded net income of $121 thousand and $1.5 million from discontinued operations during the quarters ended March 31, 2013 and 2012, respectively, which represents the net operating results of the hotels acquired during the quarter ended March 31, 2012 via deed in lieu of foreclosure.  The decrease in net income from discontinued operations during the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 is primarily attributable to the sale of four hotels subsequent to March 31, 2012, and the seasonal nature of the operating performance of the hotels remaining in the portfolio at March 31, 2013.  Net income from discontinued operations is recorded net of tax expense of $255 thousand and $295 thousand during the quarters ended March 31, 2013 and 2012, respectively.  We recorded a pre-tax gain on sale from discontinued operations of $886 thousand during the quarter ended March 31, 2013. Additionally, we incurred a $266 thousand impairment charge on real estate held for sale during the quarter ended March 31, 2013.  We had no sales from discontinued operations during the quarter ended March 31, 2012.

Liquidity and Capital Resources

Liquidity measures our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations make distributions to our stockholders and other general business needs.  We will primarily use cash to purchase our targeted assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations.  Our primary sources of cash will generally consist of the net proceeds from equity offerings, payments of principal, interest and rental income we receive on our portfolio of assets, proceeds from the sale of real estate held for sale and cash generated from operating real estate held for sale.

We have financed our triple-net lease portfolio with non-recourse financings, which generally limit the recoverability of the loan by the creditor to the respective property.  These financings are generally specific to a particular property or secured by a portfolio of our properties.  We anticipate that the loan to value ratio for these financings will be between 40% and 65% and would likely not exceed 80%. We may utilize structural leverage through securitizations of commercial real estate loans or CMBS. We may also seek to finance the acquisition of Agency RMBS using repurchase agreements with counterparties, which are recourse to us.  With regard to securitizations or selling the senior portion of the loan, the leverage will depend on the market conditions for structuring such transactions.  We anticipate that leverage for Agency RMBS would be available to us, which would provide for a debt-to-equity ratio in the range of 2:1 to 4:1 and would likely not exceed 8:1.  Based on current market conditions, we expect to operate within the leverage levels described above in the near and long-term.  We can provide no assurance that we will be able to obtain financing on favorable terms, or at all.

Securitizations

We may seek to enhance the returns on our commercial mortgage loan investments, especially loan acquisitions, through securitization. If available, we may securitize the senior portions while retaining the subordinate securities in our portfolio.

Other Sources of Financing

We have used and may continue to use repurchase agreements to finance acquisitions of Agency RMBS with a number of counterparties. Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash.  Similarly, if the estimated fair value of interest-earning assets increases due to changes in market interest rates or market factors, lenders may release collateral back to us.  Specifically, margin calls result from a decline in the value of our Agency RMBS securing our repurchase agreements, prepayments on the mortgages securing such Agency RMBS and changes in the estimated fair value of such Agency RMBS generally due to principal reduction of such Agency RMBS from scheduled amortization and resulting from changes in market interest rates and other market factors.  Our repurchase agreements may provide that the valuations for the Agency RMBS securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties.  However, in certain circumstances and under certain of our repurchase agreements our lenders may have the sole discretion to determine the value of the Agency RMBS securing our repurchase agreements.  In instances where we agree to permit our lenders to make a determination of the value of the Agency RMBS securing our repurchase agreements, such lenders are required to act in good faith in making such valuation determinations and in certain of these instances are also required to act reasonably in this determination.  Our repurchase agreements generally provide that in the event of a margin call we must provide additional securities or cash on the same business day that a margin call is made, if the lender provides us notice prior to the margin notice deadline on such day.  As of March 31, 2013, we did not own any Agency RMBS and consequently have no Agency RMBS pledged or subject to any margin calls under repurchase agreements.  However, should we acquire any Agency RMBS under repurchase agreements, margin calls on the repurchase agreements could result, causing an adverse change in our liquidity position.

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

We held cash and cash equivalents of approximately $164.5 million and $123.5 million at March 31, 2013 and December 31, 2012, respectively.  The increase in cash and cash equivalents is primarily due to the repayment of loans.

Our operating activities provided net cash of approximately $11.7 million and $5.8 million for the quarters ended March 31, 2013 and 2012, respectively.  The increase in net cash provided by operating activities is primarily due to an increase in coupon interest income.

Our investing activities provided net cash of $53.8 million and $73.2 million for the quarters ended March 31, 2013 and 2012, respectively. The decrease in net cash provided by investing activities is primarily attributable to a decrease in principal payments on loans.

Our financing activities for the quarter ended March 31, 2013 resulted in the net use of cash of $24.6 million, primarily attributable to $24.5 million paid in dividends to our common shareholders. Our financing activities for the quarter ended March 31, 2012 resulted in the net use of cash of $24.3 million, primarily attributable to $26.8 million paid in dividends to our common shareholders.

At March 31, 2013 and 2012, we had outstanding financing agreements of $19.2 million, and had remaining maturities of approximately 4 years.

We are not required to maintain any specific debt-to-equity ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At March 31, 2013 our total non-recourse debt (excluding non-recourse participation sold) was approximately $19.2 million which represented a debt-to-equity ratio of approximately 0.02:1. At December 31, 2012 our total debt was approximately $19.2 million which represented a debt-to-equity ratio of approximately 0.02:1.

Stockholders' Equity

                Our charter provides that we may issue up to 1,100,000,000 shares of stock, consisting of up to 1,000,000,000 shares of common stock having a par value of $0.01 per share and up to 100,000,000 shares of preferred stock having a par value of $0.01 per share.

There was no preferred stock issued or outstanding as of March 31, 2013 and December 31, 2012.

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

On January 30, 2013, we and our Manager entered into an amendment to the management agreement pursuant to which, our Manager has agreed to, among other things, in good faith facilitate and assist the Company in its efforts to actively seek and solicit acquisition proposals during the Transaction Solicitation Period (as defined in the Merger Agreement) and, following the conclusion of the Transaction Solicitation Period, in good faith facilitate and assist our discussions, negotiations, providing of information and any other permissible action with respect to possible acquisition proposals under the terms of the Merger Agreement. The amendment also shortens the notice provision for our termination of the management agreement from 180 days to 60 days’ notice at any time during the first six months following the acquisition by a third party of a majority of our stock or assets.

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

Agreement and Plan of Merger

 On January 30, 2013, the Company entered into the Merger Agreement, among the Company, Annaly and CXS Acquisition Corporation (a wholly-owned subsidiary of Annaly) (or Acquisition), pursuant to which, among other things, Acquisition would commence a tender offer (or the Offer) to purchase all of the outstanding shares of the Company’s common stock, par value $0.01 per share (or the Shares), that Acquisition or Annaly did not own at a price per share of $13.05206, which reflects a price of $13.00 in cash, plus a cash payment to reflect a pro-rated quarterly dividend for the quarter in which the Offer was consummated, subject to the terms and conditions set forth in the Merger Agreement.

Pursuant to the terms of the Merger Agreement, Annaly commenced the Offer on March 18, 2013.  The Offer expired at 5:00 p.m., New York City Time on April 16, 2013.  The depository for the Offer has advised Annaly and Acquisition that, as of such time, an aggregate of approximately 55,225,336 Shares were tendered into, and not withdrawn from, the Offer (including 2,318,138 Shares tendered by notices of guaranteed delivery) representing approximately 82.3% of the outstanding Shares not previously held by Annaly.  Acquisition accepted for payment of all Shares that were validly tendered and not properly withdrawn, and payment was made promptly, in accordance with the terms of the Offer.  The depository subsequently informed the Company that only 2,153,224 of the 2,318,138 Shares tendered by notices of guaranteed delivery were actually delivered.  This resulted in a total number of 55,060,422 Shares being tendered into, and not withdrawn from, the Offer representing approximately 82.1% of the outstanding Shares not previously held by Annaly.

Following the expiration of the Offer, Acquisition exercised the percentage increase option, pursuant to the terms of the Merger Agreement, to purchase directly from the Company the number of Shares that represent the number of Shares sufficient, when added to the number of Shares purchased by Acquisition in the Offer, to give Acquisition ownership of one Share more than 90% of the Company’s then outstanding Shares.

Acquisition will be merged with and into the Company in a transaction in which each share of the Company common stock that was not tendered, except shares owned by the Company or Acquisition, will be converted into the right to receive $13.05206, in cash, subject to any required withholding taxes.  Because Annaly will own, through Acquisition, more than 90% of the stock of the Company, the merger will not have to be approved by the Company’s stockholders. The Company intends to complete the merger with Acquisition on May 23, 2013.

As of May 6, 2013, Annaly, through Acquisition, owns approximately 84.3% of the Company’s outstanding shares.

Clearing and Underwriting Fees

We use RCap Securities, Inc., a wholly-owned subsidiary of Annaly, or RCAP, to clear trades for us and RCap receives customary fees and charges in connection with the provision of such services.  For the quarters ended March 31, 2013 and 2012 we paid RCap approximately $9 thousand and $8 thousand, respectively, for its services.

Contractual Obligations and Commitments

As of March 31, 2013 we financed a portion of our real estate assets with non-recourse loans.  The table below for a summary of our contractual obligations at March 31, 2013 and December 31, 2012.

	March 31, 2013

	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)
Loan	$-	$510	$18,640	$-	$19,150
Interest expense on loan	670	1,329	553	-	2,552
Total	$670	$1,839	$19,193	$-	$21,702

	December 31, 2012

	Within One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Contractual Obligations	(dollars in thousands)
Loan	$-	$411	$18,739	$-	$19,150
Interest expense on loan	670	1,333	717	-	2,720
Total	$670	$1,744	$19,456	$-	$21,870

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

During the quarter ended March 31, 2013, we declared dividends to common shareholders totaling $19.2 million or $0.25 per share, which were paid on April 26, 2013.  During the quarter ended March 31, 2012, we declared dividends to common shareholders totaling $20.7 million or $0.27 per share, which were paid on April 26, 2012.

Capital Expenditures

At March 31, 2013 and December 31, 2012, we had no material commitments for capital expenditures.

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

Other Matters

We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Internal Revenue Code (the Code) as of March 31, 2013 and December 31, 2012.   We also calculate that our revenue qualifies for the 75% source of income test and for the 95% source of income test rules for the quarter ended March 31, 2013 and the year ended December 31, 2012 and for each quarter therein.  Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income.  Therefore, as of March 31, 2013 and December 31, 2012, we believe that we qualified as a REIT under the Code.

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

We determined that as of March 31, 2013 and December 31, 2012, we were in compliance with the exemption from registration provided by Section 3(c)(5)(C) of the 1940 Act as interpreted by the staff of the SEC.

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

Credit Risk

We are subject to credit risk, which is the risk of loss due to a borrower’s failure to repay principal or interest on a loan, a security or otherwise fail to meet a contractual obligation, in connection with our assets and will face more credit risk on assets where we hold a subordinate position. The credit risk related to these assets pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that residual loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics.

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

Loans are assigned an internal rating of “Performing Loans,” “Watch List Loans” or “Workout Loans.”  Performing Loans meet all present contractual obligations.  Watch List Loans are defined as performing or nonperforming loans for which the timing of cost recovery is under review.  Workout Loans are defined as loans for which there is likelihood that we may not recover our cost basis.  The criteria used to assess these internal ratings are net operating income (NOI), debt service coverage (DSCR), property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of its assets, and may also consider other factors we deem important.  We review market pricing to determine the ability to refinance the asset.  We also review economic trends, both macro as well as those directly affecting the property, and the supply and demand of competing projects in the sub-market in which the subject property is located. We also evaluate the borrower’s ability to manage and operate the properties.

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

Our profitability and the value of our portfolio (including interest rate swaps) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value should interest rates go up or down 25, 50, and 75 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2013 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

	Projected Percentage Change in		Projected Percentage Change in
Change in Interest Rate	Net Interest Income		Portfolio Fair Value
-75 Basis Points	0.00%	(1)	1.91%
-50 Basis Points	0.00%	(1)	1.27%
-25 Basis Points	0.00%	(1)	0.63%
Base Interest Rate	-		-
+25 Basis Points	0.00%		(0.63%)
+50 Basis Points	0.02%		(1.27%)
+75 Basis Points	0.34%		(1.90%)

(1) Reflects consideration of floors on variable rate loans.

Prepayment Risk

As we receive prepayments of principal on our assets, premiums paid or purchase discounts on such assets will be amortized or accreted to interest income.  In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such investments are accreted into interest income. In general, an increase in prepayment rates will accelerate the accretion of purchase discounts, thereby increasing the interest income earned on our assets. For commercial real estate loans, the risk of prepayment is mitigated by call protection, which includes defeasance, yield maintenance premiums and prepayment charges.

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

●	using FIDAC’s proprietary portfolio management system to review our CMBS, Agency RMBS and other commercial real estate-related securities;

●	monitoring and adjusting, if necessary, the reset index and interest rate related to our targeted assets and our financings;

●	attempting to structure our financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

●	using derivatives, swaps, options, caps, and floors to adjust the interest rate sensitivity of our targeted assets and our borrowings;

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2013. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and include the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the following table could vary substantially based on actual prepayment experience.

	Within 3	3-12	1 Year to	Greater than
	Months	Months	3 Years	3 Years	Total

Rate sensitive assets, principal balance	$213,816	$33,473	$146,361	$333,584	$727,234
Cash and cash equivalents	164,472	-	-	-	164,472
Total rate sensitive assets	378,288	33,473	146,361	333,584	891,706

Rate sensitive liabilities	2,550	-	-	16,600	19,150

Interest rate sensitivity gap	$375,738	$33,473	$146,361	$316,984	$872,556

Cumulative rate sensitivity gap	$375,738	$409,211	$555,572	$872,556

Cumulative interest rate sensitivity
gap as a percentage of total rate
sensitive assets	42.14%	45.89%	62.30%	97.85%

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

Item 4.    CONTROLS AND PROCEDURES

The Company’s management, including its Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this quarterly report.  Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that the information regarding the Company and its subsidiaries is accumulated and communicated to our management, including our CEO and CFO by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Merger Agreement, the Company is restricted from declaring or paying any dividends to its stockholders, other than regular quarterly dividends paid by the Company consistent with its past practice of paying quarterly dividends based upon its estimated REIT taxable income for the quarter.

Item 6.    EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of January 30, 2013, by and among CreXus Investment Corp., Annaly Capital Management, Inc. and CXS Acquisition Corporation (filed with the Securities and Exchange Commission as Exhibit 2.1 to the Company’s Form 8-K on January 31, 2013 and incorporated herein by reference).

3.1
Articles of Amendment and Restatement of CreXus Investment Corp. (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 5 to Form S-11 (File No. 333-160254) filed on September 14, 2009 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of CreXus Investment Corp. (filed as Exhibit 3.2 to the Company’s Form 10-Q (filed with the Securities and Exchange Commission on November 6, 2009) and incorporated herein by reference).

4.1
Specimen Common Stock Certificate of CreXus Investment Corp. (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-160254) filed on August 31, 2009 and incorporated herein by reference).

31.1	Certification of Kevin Riordan, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jack DeCicco, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Kevin Riordan, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jack DeCicco, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS XBRL	Instance Document †
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document †
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created†
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †

†              Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at March 31, 2013 (Unaudited) and December 31, 2012 (Derived from the audited consolidated statement of financial condition at December 31, 2012); (ii) Consolidated Statements of Comprehensive Income (Unaudited) for the quarters ended March 31, 2013 and 2012; (iii) Consolidated Statement of Stockholders' Equity (Unaudited) for the quarters ended March 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31,2013and 2012; and (v) Notes to Consolidated Financial Statements (Unaudited) ) for the quarters ended March 31,2013and 2012 .  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

CREXUS INVESTMENT CORP.

By:	/s/ Kevin Riordan
Kevin Riordan
Chief Executive Officer, and President
May 6, 2013

By:	/s/ Jack DeCicco
Jack DeCicco
Chief Financial Officer and Principal Accounting Officer
May 6, 2013